Form 10-Q
period 1995-02-28
SUMMAGRAPHICS CORP
filed 1995-04-21
CIK 818470

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   Form 10-Q

                                QUARTERLY REPORT
                        UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

For the Quarter ended February 28, 1995           Commission file number 0-16071


                           Summagraphics Corporation
             (Exact name of Registrant as specified in its charter)

                             ----------------------

         Delaware                     3573                       06-0888312
     (State or other            (Primary standard             (I.R.S. Employer
jurisdiction incorporation   industrial classification       identification No.)
     or organization)             code number)

                               8500 Cameron Road
                              Austin, Texas 78754
                                 (512) 835-0900

         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


              (Former name, former address and former fiscal year,
                         if changed since last report)

                             ----------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    Yes    X          No
                         -----            -----

      Number of common shares outstanding at February 28, 1995 - 4,606,785
                                                                 ---------

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               FEBRUARY 28, 1995



Part I.   Financial Information                                         Page No.

  Consolidated Balance Sheets - May 31, 1994 and February 28, 1995........     3

  Consolidated Statements of Operations for the Three and Nine Months
     ended February 28, 1994 and February 28, 1995........................     4

  Consolidated Statements of Cash Flows for the Nine Months ended
     February 28, 1994 and February 28, 1995..............................     5

  Notes to Consolidated Financial Statements..............................     6

  Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................     7


Part II.  Other Information

  Item 1.  Legal Proceedings..............................................    10

  Item 5.  Other Information..............................................    10

  Item 6.  Exhibits and Reports on Form 8-K...............................    10

Signatures................................................................    11

          SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                                                     May 31,        February 28,
Assets                                                                1994             1995
                                                                                     Unaudited
                                                                   -----------      -----------
  Cash                                                             $   819,000      $   717,000
  Accounts receivable (less allowance for
    doubtful accounts:  May 31, 1994 - $1,090,000
    February 28, 1995 - $906,000)                                   17,914,000       22,150,000
  Inventories:
    Materials                                                        5,269,000       11,513,000
    Work-in-process                                                  1,043,000        3,200,000
    Finished goods                                                   5,224,000        5,147,000
                                                                   -----------      -----------
                                                                    11,536,000       19,860,000
  Prepaid expenses and other current assets                          1,117,000        1,215,000
                                                                   -----------      -----------
        Total current assets                                        31,386,000       43,942,000
Fixed assets:
    Land                                                               290,000          325,000
    Building                                                         1,319,000        1,524,000
    Machinery and equipment                                         12,133,000       12,633,000
    Furniture and fixtures                                           1,228,000        1,240,000
    Leasehold improvements                                           1,009,000        1,014,000
    Construction in progress                                           187,000        1,074,000
                                                                   -----------      -----------
                                                                    16,166,000       17,810,000
    Less accumulated depreciation and amortization                  (9,725,000)     (11,765,000)
                                                                   -----------      -----------
        Net fixed assets                                             6,441,000        6,045,000

Intangible and other assets, net of accumulated amortization         9,509,000        9,858,000
                                                                   -----------      -----------
                                                                   $47,336,000      $59,845,000
                                                                   ===========      ===========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                               $ 9,583,000      $12,474,000
    Accrued liabilities                                              9,274,000        7,048,000
    Notes payable to banks                                                   -        9,579,000
    Current portion of long-term debt                                  148,000          492,000
    Current obligations under capital leases                           458,000          312,000
                                                                   -----------      -----------
        Total current liabilities                                   19,463,000       29,905,000
Long-term liabilities, less current portion:
    Long-term debt                                                     947,000        1,605,000
    Capital lease obligations                                          535,000          349,000
    Deferred gain on sale of building                                  510,000          485,000
    Restructuring charges                                            1,804,000        1,443,000
                                                                   -----------      -----------
        Total liabilities                                           23,259,000       33,787,000
                                                                   -----------      -----------

Stockholder's equity:
    Preferred stock, $.01 par value, authorized 5,000,000 shares             -                -
    Common stock, $.01 par value; authorized 20,000,000
     shares, issued 4,455,000 and 4,606,000 shares, respectively        45,000           46,000
    Additional paid-in capital                                      38,639,000       38,989,000
    Accumulated deficit                                            (13,830,000      (13,413,000)
    Cumulative translation adjustment                                 (302,000)         911,000
    Less: Treasury stock at cost - 48,720 shares                      (465,000)        (465,000)
        Stockholder note receivable                                    (10,000)         (10,000)
                                                                   -----------      -----------
        Total stockholders' equity                                  24,077,000       26,058,000
                                                                   -----------      -----------
                                                                   $47,336,000      $59,845,000
                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                 Three Months Ended              Nine Months Ended
                                            February 28,    February 28,    February 28,    February 28,
                                               1994            1995            1994            1995
                                            -----------     -----------     -----------     -----------
Net sales                                   $19,460,000     $22,273,000     $56,069,000     $61,343,000
Cost of sales                                12,467,000      14,981,000      36,719,000      40,274,000
                                            -----------     -----------     -----------     -----------

 Gross profit                                 6,993,000       7,292,000      19,350,000      21,069,000

Selling, general and administrative           4,827,000       5,143,000      13,893,000      14,868,000
Research and development                      1,314,000       1,633,000       4,123,000       4,904,000
                                            -----------     -----------     -----------     -----------

 Operating income                               852,000         516,000       1,334,000       1,297,000

Other income (expense):
 Interest income                                 24,000           6,000          60,000          19,000
 Interest expense                              (104,000)       (184,000)       (328,000)       (327,000)
 Miscellaneous, net                             (93,000)       (158,000)       (185,000)       (122,000)
                                            -----------     -----------     -----------     -----------
                                               (173,000)       (336,000)       (453,000)       (430,000)

Income before income taxes                      679,000         180,000         881,000         867,000

Provision for income taxes                            -               -               -               -
                                            -----------     -----------     -----------     -----------
 Net income                                 $   679,000     $   180,000     $   881,000     $   867,000
                                            ===========     ===========     ===========     ===========

Net income per common share                 $      0.15     $      0.04     $      0.20     $      0.18
                                            ===========     ===========     ===========     ===========

Weighted average shares used in computing
  net income per common share                 4,581,000       4,838,000       4,482,000       4,802,000

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS REPRESENTING
                         INCREASES (DECREASES) IN CASH
                                   UNAUDITED

                                                         Nine Months Ended
                                                    February 28,   February 28,
                                                        1994           1995
                                                    -----------    -----------
Cash flows from operating activities:
  Net income                                        $   881,000    $   867,000
  Adjustments to reconcile net income to net cash
   used in (provided by) operating activities:
    Depreciation and amortization                     2,681,000      2,494,000
    Loss on sale of fixed assets                         19,000         23,000
    Compensation in form of stock                         8,000         18,000
  Changes in assets and liabilities:
    Accounts receivable                               4,341,000     (3,474,000)
    Inventories                                       2,335,000     (7,812,000)
    Prepaid and other current assets                   (112,000)      (241,000)
    Accounts payable                                  1,102,000      2,701,000
    Accrued liabilities                              (4,675,000)    (2,286,000)
    Other liabilities                                         -       (361,000)
                                                    -----------    -----------
      Net cash (used in) provided by
       operating activities                           6,580,000     (8,071,000)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                 (958,000)    (1,423,000)
  Proceeds from sale of fixed assets                     47,000         10,000
  Intangible assets, principally patent costs            13,000              -
                                                    -----------    -----------
      Net cash used in investing activities            (898,000)    (1,413,000)
                                                    -----------    -----------

Cash flows from financing activities:
  Net proceeds from notes payable                    (2,837,000)     9,401,000
  Proceeds from sale of common stock                     89,000        332,000
  Proceeds from long-term debt                                -        977,000
  Payment of cash dividends                            (661,000)      (450,000)
  Repayments of long-term debt and capital
   lease obligations                                   (502,000)      (462,000)
                                                    -----------    -----------
      Net cash (used in) provided by financing
       activities                                    (3,911,000)     9,798,000
                                                    -----------    -----------
Effect of exchange rate changes on cash                 248,000       (416,000)
                                                    -----------    -----------
Net change in cash                                    2,019,000       (102,000)
                                                    -----------    -----------
Cash at beginning of period                           2,649,000        819,000
                                                    -----------    -----------
Cash at end of period                               $ 4,668,000    $   717,000
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1995

1) Financial Statement Presentation

     The financial statements of Summagraphics Corporation and its subsidiaries (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary, such adjustments being of a normal or recurring nature, to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended May 31, 1994 included in the Company's filing with the SEC on Form 10-K and the CompanyOs Form 8-K-1 filed on January 30, 1995. The results for these interim periods are not necessarily indicative of the results for the respective fiscal years.

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1995


Results of Operations

     Net sales in the third quarter of fiscal 1995 increased 14% to $22,273,000 from $19,460,000 last year. For the nine months ended February 28, 1995, net sales increased 9% to $61,343,000 from $56,069,000 in the prior year. The net sales increase reflects positive results of new distribution alliances in Asia, record sales in Europe, increased sales of the CompanyOs cutter products and the introduction in the third quarter of a new line of ink-jet plotters. Gross margin percentage for the third quarter and nine months ended February 28, 1995 decreased as compared to the prior year to 33% versus 36% and 34% compared to 35%, respectively, due to high startup and manufacturing costs related to the new large format ink jet plotter as well as lower selling prices on the CompanyOs older line of pen plotters. The Company expects margins to continue to be under pressure in the fourth quarter due to competitive pricing actions on the recently introduced ink-jet plotters taken early in the fourth quarter to which the Company has recently responded with similar price decreases.

  Selling, general and administrative expense (SG&A), as a percentage of net sales, decreased from 25% or $4,827,000 in the third quarter of 1994 to 23% or $5,143,000 in the third quarter of 1995. This percentage decrease was due to the increase in net sales as these expenses increased on an absolute basis from the prior year by 7% due to increased sales and promotional costs incurred in the third quarter of this year. For the nine month period ended February 28, 1995, SG&A as a percentage of net sales was 24% or $14,868,000, as compared to 25% or $13,893,000 last year. Sales and promotional costs are expected to remain at a higher level in the fourth quarter of fiscal 1995, as the product delays associated with the introduction of the ink-jet product will cause additional expenses to be incurred to stimulate sales of this product against several competitive products that were introduced to the market in the third quarter.

  As a percentage of net sales, research and development expenditures in the third quarter of 1995 were 7%, the same as in 1994. Actual expenditures increased 24% in the third quarter of 1995 to $1,633,000 versus $1,314,000 in 1994, reflecting the increased spending associated with the development of new large format ink jet plotters and new digitizer products. For the nine months ended February 28, 1995, research and development expenditures as a percentage of net sales increased to 8% versus 7% in the prior year. Actual spending increased from $4,123,000 to $4,904,000 in the current year (19%), due to the development expenses associated with the ink-jet products.

  Net interest expense in the third quarter increased 77% reflecting the increase in debt over last year as well as higher interest rates. Net interest expense for the first nine months of 1995 remained essentially the same as last year.

  Other miscellaneous expense in the third quarter of 1995 was $158,000, versus $93,000 in 1994. The $65,000 change in miscellaneous income and expense is primarily due to foreign currency losses recorded in the current year. For the nine month period, other miscellaneous income and expense improved by $63,000 from an expense of $185,000 last year to an expense of $122,000 in the current year.

  The Company had pre-tax income of $180,000 and $867,000 in the third quarter and nine month period ended February 28, 1995, respectively, compared to pre-tax income of $679,000 and $881,000 in the third quarter and nine month period ended February 28, 1994.

  The Company did not record a tax provision for the three and nine month periods ended February 28, 1995 as a result of the utilization of tax loss/credit carryforwards and a related change in valuation allowance which offset current taxable income.

  The Company had net income of $180,000 ($.04 per share) for the third quarter ended February 28, 1995, compared to $679,000 last year ($.15 per share). For the nine month period, net income was $867,000 ($.18 per share), compared to $881,000 last year ($.20 per share).

Liquidity and Capital Resources

  During the quarter the Company borrowed $5.8 million under its bank credit facilities, primarily to fund increases in inventories and accounts receivable, and currently owes $9.6 million to its banks. The inventory build up is due to the delayed sales introduction of the CompanyOs new line of large format ink-jet plotters, receipt of inventory for a new plotter product (SummaColor) that began initial shipment in the third quarter, and a slow-down in demand for the CompanyOs line of pen plotters caused by several new ink-jet products introduced in the third quarter, including the CompanyOs. The increase in receivables is primarily due to the late-in-the quarter shipment of the new ink-jet product as well as a slow-down in payments by customers, primarily in North America due to the delayed product introduction and slow sell through of the CompanyOs pen plotters. The Company believes that it has adjusted its inventory intake, resolved its production delays and taken appropriate pricing action on pen plotters to alleviate these issues over the next several quarters.

  The Company's sources of liquidity consist of on-hand cash balances, $12,000,000 of revolving bank credit facilities ($8,000,000 in the U.S. and $4,000,000 in Belgium), a $2.5 million credit facility solely to finance capital expenditures which expires May 31, 1995 and cash generated from operations. The CompanyOs availability under its bank credit lines are calculated based upon percentages, as determined by the banks, of certain eligible receivables and to a much lesser extent inventories. Accordingly, if managementOs actions noted above, to reduce the recent high levels of inventories do not take effect on a timely basis, the Company may have to renegotiate certain provisions of its lending arrangements. As of February 28, 1995, cash and short-term investments totaled $717,000, and $2,421,000 was available under its revolving bank credit lines.

  During the three and nine month period ended February 28, 1995, the Company utilized its cash balances and credit facilities to fund operations, working capital, capital expenditures and restructuring costs. Charges against the restructuring reserve during the three and nine month periods ended February 28, 1995 totaled $567,000 and $1,605,000, respectively. At February 28, 1995, remaining restructuring reserves amounted to $2,280,000, of which $1,924,000 relates to the leased space which is only partially utilized at the CompanyOs former corporate headquarters in Connecticut. The Company expects that all restructuring reserves, other than those that relate to the leased space, will be fully utilized by the end of the fist quarter of fiscal 1996. The reserve for the leased space will be utilized over the remaining term of the lease, or approximately four years. The Company estimates that savings realized as a result of the restructuring in 1993 amounted to approximately $1,000,000 and $3,000,000 in the three and nine month periods ended February 28. 1995, respectively.

Other Matters

  The Company believes that inflation has not had a material effect on the results of operations to date. However, since the Company sources a substantial portion of its production from Far East manufacturers, the cost of imported product is dependent on the inflation rate in those countries, fluctuations in the value of the U.S. dollar and import duties or restrictions.

  The Company does a substantial portion of its business internationally. The CompanyOs products are priced in dollars in all North American, Latin American, Asian and Pacific Rim countries. In Europe, the Company prices its products in local currencies in Germany, England, France, Belgium and in dollars in other European and Middle Eastern countries. Approximately 50% of sales are denominated in local currencies and 50% in dollars. The European operations incur approximately the same percentages of their expenses in either local currencies or dollars.

Accordingly, the Company believes that it effectively matches cash inflows and outflows and is not subject to material cash flow impacts due to currency fluctuations. The recent substantial devaluation of the Mexican peso has slowed sales to Mexico and caused a slowdown in collections from customers in Mexico. However, the Company does not expect any material write-offs of receivables from this event.

  The Company is currently undergoing an audit of its 1991 through 1993 U.S. federal income tax returns. To date, there have been no deficiencies asserted against the Company and the Company is unaware of any deficiencies that may be asserted that would have a material impact on the results of operations or liquidity.

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   See Annual Report on Form 10-K for fiscal year 1994.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on 8-K

   See Form 8-K-1 dated January 30, 1995 filed on January 30, 1995.

   See Form S-3 dated January 30, 1995 filed on February 1, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SUMMAGRAPHICS CORPORATION
                                              (Registrant)



     Date:  April 19, 1995             By:  //
                                              ------------------------------
                                       David G. Osowski, Senior Vice President,
                                        Treasurer and Controller