Form 10-Q/A
period 1995-02-28
SUMMAGRAPHICS CORP
filed 1995-05-30
CIK 818470

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

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   See Annual Report on Form 10-K for fiscal year 1994.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on 8-K

   See Exhibit 27 - Financial Data Schedule (filed herewith)

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