Form 10-K405
period 1995-05-31
SUMMAGRAPHICS CORP
filed 1995-09-28
CIK 818470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended:  May 31, 1995

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                         Commission File Number 0-16071
                                                -------

                           SUMMAGRAPHICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                            06-0888312
                --------                            ----------
     (State of other jurisdiction of              (IRS Employer
     incorporation or organization)             Identification No.)

   8500 Cameron Road, Austin, Texas                    78754
   --------------------------------                    -----
(Address of principal executive offices)            (Zip Code)

                    Registrant's telephone number, including
                           area code:  (512) 835-0900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past ninety (90) days.

                                 YES [   ]      NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.   YES [X]             NO [  ]

The aggregate market value as of August 18, 1995, of Common Stock held by non-affiliates of the Registrant: $16,145,003 based on the last reported sale price on the National Market System as reported by NASDAQ, Inc.

The number of shares of Common Stock outstanding as of August 18, 1995:
4,612,858

                                     PART I
ITEM 1   BUSINESS
------   --------

  Summagraphics Corporation was incorporated in Delaware on June 29, 1972. The Company's executive offices are located at 8500 Cameron Road, Austin, Texas 78754, telephone number (512) 835-0900. Unless the context otherwise requires, the "Registrant", the "Company" and "Summagraphics" refer to Summagraphics Corporation and its consolidated subsidiaries.

GENERAL

  Summagraphics is engaged in the manufacture and sale of digitizing tablets, large format plotters, thermal transfer printers, and graphic cutters.

  A digitizer is a computer graphics input device, functionally similar to a keyboard or mouse, consisting of an electronic stylus or cursor and a tablet containing a grid of sensors which translate engineering drawings, maps and other graphic information into digital form for entry into a computer.

  A pen plotter is a computer graphics output device, functionally similar to a printer, but used to automatically draw lines, symbols, diagrams and other graphics output.

  An ink jet plotter is a computer graphics output device, functionally similar to a printer and pen plotter, but it uses ink jet technology rather than ink pen technology to automatically draw lines, symbols, diagrams and other graphics output.

  A thermal transfer printer, capable of interfacing with PostScript(R) and other industry standard software, uses Summagraphics' patented techniques to produce brilliantly colored, high quality images up to 24" x 40" for sign-making applications.

  A cutter performs a function similar to a plotter, but rather than drawing an image onto a sheet of paper it accurately cuts on various media (such as vinyl) along a programmed image employing the same technique as a plotter except using a knife instead of a pen.

  The Company's products are used in applications with high-performance computer graphics systems, including computer-aided design, manufacturing, engineering, publishing and graphic arts.

  The Company added pen plotters and cutters to its pre-existing digitizer product lines in May 1990 with the acquisition of Houston Instrument. This acquisition broadened the Company's presence in the U.S. market, provided the Company with a manufacturing facility in Belgium and expanded the Company's U.S., European and Far Eastern distribution networks. Approximately 56% of the Company's net sales for the fiscal year ended May 31, 1995 was attributable to overseas markets.

  The Company's products are sold by its sales force primarily through distributors and also to OEMs which incorporate the Company's products into their own computer products. The Company's products may be integrated with most personal computers, including IBM-compatible personal computers and Apple personal computers, workstations from Sun Microsystems and Digital Equipment, and publishing systems from Scitex, and are compatible with most industry standard CAD and graphics software applications.

  The Company's strategy is: to pursue sales and market share growth for its existing product lines, through product enhancements and new product introductions; to devote resources to research and development of new products; and, as and if appropriate opportunities arise, to acquire or develop one or more complementary product lines or businesses serving the computer graphics markets.

  Summagraphics acquired the Houston Instrument Division ("Houston Instrument") of Ametek, Inc. ("Ametek") from Ametek in May 1990 in an asset purchase transaction for a consideration of $23.4 million in cash (after certain post-closing adjustments) and a $5 million principal amount 8% Convertible Subordinated Note issued to Ametek by the Company. The Company repurchased the remaining balance of the Note ($2.5 million) on May 25, 1994 for $1.8 million and cancelled the 333,333 warrants granted at the time of the acquisition (exercisable at $15 per share) and issued 300,000 warrants, 150,000 of which expired on May 1, 1995 and 150,000 of which are exercisable at $9 per share expiring on May 1, 1997.

  In March 1992, the Company restructured its North American operation by combining the management and administrative processes of its digitizer and Houston Instrument Divisions into a single operating unit; and established an administrative headquarters in Europe responsible for cutter manufacturing, and sales, distribution and service of all Company products for the European market.

  Further restructuring was initiated in May 1993, associated with the arrival of a new President and Chief Executive Officer who joined the Company in April 1993. The restructuring included a reduction in work force, asset write-downs, consolidation of manufacturing operations in the Company's Austin, Texas facility, changes in some of the Company's senior executives, and a redeployment of assets to apply them more effectively. Also, North America and Asia Pacific sales, manufacturing, and engineering administration is now based in Austin, Texas.

  During fiscal year 1995, the Company changed its corporate headquarters from Seymour, Connecticut to Austin, Texas, and in late fiscal year 1995 undertook additional organizational actions which included a reduction in force and abandonment of the remaining portion of the Company's Connecticut lease.

DIGITIZERS

  MARKET AND APPLICATIONS. Digitizers have accounted for approximately forty percent (40%) of the sales of the Company in fiscal year 1995. Summagraphics' primary markets for digitizers are in computer-aided design, engineering and manufacturing (CAD/CAE/CAM). Digitizers typically are used with personal computers and workstations and support a broad range of software applications which include high-end computer aided publishing, construction management and costing, graphics design and animation, mapping and geographic information systems (GIS) and geological/seismic analysis. They also are used frequently with software systems such as AutoCAD. Newspaper publishers, for example, use the Company's digitizers as part of their complete computer-aided publishing systems for publication layout. Engineers and architects use the Company's digitizers in estimating construction costs rapidly and accurately from blueprints and site plans while in the field. Animation and graphics design uses for the Company's digitizers vary widely and include use in cinema productions, colorization of black and white movies and television weather and sport analysis. Digitizers offer significant benefits of speed and efficiency to the user in CAD design over other input methodologies such as computer mice and on-screen menus.

  Uses for digitizers include desktop publishing, image processing and pen-based computing. See "Business -- Product Development."

  TECHNOLOGY. Digitizers are capable of determining the absolute location of a stylus or cursor to within several thousandths of an inch on a grid of sensors imbedded in a tablet. Depending upon the technology used, this is accomplished by pulsing either the grid or the cursor with an electric current causing a reciprocal electrical flow in the cursor or the grid. This reciprocal flow is measured, converted into a set of digital X-Y coordinates and transmitted to a host computer for processing.

  Digitizers can offer significant advantages over other entry devices such as keyboards, mice, trackballs, lightpens, joystick and touchpanels in graphics intensive applications due to their high level of precision, greater functionality and increased productivity. Keyboards are primarily used for inputting text and numerical information and are not well suited for graphics applications. Mice are low accuracy, relative pointing devices commonly used with icon-based operating systems and low-resolution graphics applications. By contrast, digitizers are capable of inputting X-Y coordinate data to communicate an absolute position. Absolute positioning allows accurate drawing and selection of discrete points on the surface of the digitizing tablet. The latter is critical to high accuracy tasks such as digitizing a map or an existing CAD drawing.

  The Company's digitizer products are primarily based on electromagnetic technology whereby a cursor or a grid generates an electromagnetic field which is measured by built-in electronic instruments. These methods produce digitizers capable of higher resolution than other commonly-used technologies (magnetostrictive and resistive). Electromagnetic tablets offer the additional advantage of being relatively unaffected by temperature, humidity, electrical noise and conductive materials on the digitizing surface.

  PRODUCTS. The Company offers three (3) series of electromagnetic digitizers: desktop, industry standard tablets (the SummaSketch Series); low-cost, large-format tablets (the Summagrid(R) Series); and large-format, high accuracy tablets (the Microgrid(R) Series). Digitizers are offered in standard configurations for the distribution market and are customized to meet specific OEM and foreign market specifications. All are supported by a broad range of accessory products including styli, cursors, pressure sensitive pens, power supplies, cabling and software templates. Digitizers may be software or hardware configured to meet various requirements.

  The SummaSketch Series electromagnetic tablets, sold under the trade names SummaSketch III and SummaSketch III Professional, comprises a majority of the Company's digitizer sales. MM tablets are constructed using a single printed circuit board housing the X-Y grid and the control and interface electronics. Applications include desktop CAD, CAM, CAE, graphic arts design and general purpose computing.

  The Summagrid (SG) Series electromagnetic tablets are constructed of a single large printed circuit board containing the X-Y grid and control interface circuitry housed in a separate chassis common to all sizes. The Summagrid Series offers customers a large format tablet with similar accuracy and resolution to a desktop unit but at a significantly lower cost than the Microgrid Series. Applications include cost estimation, facilities management and low-end CAD or mapping. Both the Summagrid and the Microgrid Series of digitizers are available in backlit versions for high-end medical and tracing applications.

  The Microgrid (MG) Series electromagnetic tablets are constructed of a single large printed circuit board containing the X-Y grid. Control and interface electronics are integrated into the tablet in a chassis common to all sizes of tablets. Applications include high-end CAD, CAE, cartography and civil and mechanical engineering, which require greater accuracy and line resolution than desktop models offer. Each Microgrid tablet is tested on the Company's laser interferometer test bed to guarantee accuracy.

  The Company introduced a product enhancement in fiscal year 1993 which enables the user to utilize at their discretion the cursor or stylus as either a corded or battery powered cordless (convertible) version. Cordless cursors are an added convenience to users of large tablets where the large tablet surface otherwise necessitates a long cord. The cordless technology used on Summagrid represents core technology for the Company which can be applied to new and existing digitizer products to offer unique customer benefits. Additionally, the Company introduced its Microgrid(R) Ultra Series large-format tablet which is an upgrade of the Company's Microgrid Series high-accuracy tablets for applications requiring precise formatting devices such as GIS mapping, electronic design and CAD.

  In fiscal year 1995, the Company introduced the Summa Expression, a high performance desktop tablet designed for graphic arts applications such as drawing, painting, illustration and animation. This tablet features a small 6" x 8" active area footprint and allows drawing with high precision and flexibility using 256 levels of pressure sensitivity and customizable menu buttons. This tablet is the first of a planned series of high performance small-format tablets dedicated to address the needs of the professional graphics user. The SummaPad/TM/ was also introduced in fiscal year 1995. This tablet features a 4" x 5" active area and also provides pressure sensitivity.


PLOTTERS

  MARKET AND APPLICATIONS. The Company began to market plotters in May 1990 with the acquisition of Houston Instrument. In each of the last three (3) fiscal years, plotters have accounted for approximately thirty percent (30%) of the Company's sales. The Company's primary markets for plotters are in computer-aided design and engineering. Its pen plotter products are used extensively by architects and mechanical, electrical electronic and civil engineers to create complex drawings and specifications. Pen plotters are also used with computerized mapping, geographical exploration and geographic information systems, where precise high quality hard-copy output is required. The Company's plotters are also used extensively in many other application areas, including medical, scientific, business and educational presentation graphics. Pen plotters remain the most cost effective means to create high quality wide format, permanent line drawings.

  The Company introduced in fiscal year 1994 a large-format, color thermal wax transfer printer-- SummaChrome/TM/ -- for use in in-house design departments of corporations and retail chains, advertising agencies, graphic design firms, and sign, copy and photo shops servicing both businesses and consumers.
Applications include the production of colored signs, presentation materials, photo enlargements, design renderings, maps, and satellite images. In fiscal year 1995, the Company re-evaluated the resources required to sell this product and decided to focus its energy on the segment of the graphics market where they were already positioned for success -- sign-making. Recognizing their unique opportunity to offer the first large-format digital printing solution that can print directly on vinyl without any additional process for UV or water resistance, the Company shifted its marketing focus to take advantage of this technological advantage. Since the Company already had the sign-making channel in place to support its SummaSign Series of high performance cutters/plotters, this shift in market focus is more cost effective to execute.

  In fiscal year 1995, the Company introduced its SummaJet/TM / 2 Series of ink jet plotters for the CAD market. The SummaJet 2 entry took advantage of a void in the existing ink jet market for low cost color printing.

  TECHNOLOGY. All types of plotters function by creating images on hard-copy media such as paper or polyester film. Pen plotters may be distinguished from other hard-copy output devices, because pen plotters create hard copy of vector, or point-to point lines, while other plotters produce raster, which constructs an image as a series of dots, a print band at a time.

  Pen plotters function by receiving plot commands downloaded from a computer and, by following these instructions, moving one of a selection of pens relative to paper, film or other media, thereby generating a drawing. The media is driven bi-directionally on one axis while the pen is driven on the other axis. Both functions are microprocessor controlled, highly responsive, closed-loop servo systems that permit accurate and precise graphic creation.

  The Company has developed significant expertise in relevant software, servo, paper handling and mechanical design technologies.

  The Company's line of feature-enhanced pen plotters called the HiPlot/(R)/ 7000 Series in A-to D-size and A-to E-size plotters, improving speed of throughput and plot quality.

  The Company introduced in fiscal year 1994 its SummaChrome/TM/ Imaging System, a color thermal transfer printer, which produces large-format color output images up to 24" x 40" direct on vinyl. The product is intended for sign-makers who produce large-format vinyl or screen print signs. Since it prints directly on vinyl, it eliminates the need for weeding, transferring images and enabling the user to make vivid, fine -lined large-format signs which are durable in outdoor applications for up to 3-5 years.

  The Company introduced in fiscal year 1995 its SummaJet plotter which is the Company's entry into the color D- and E- size ink jet market. The product is both raster and vector compatible and intended to address the CAD market with features like replot, automatic pilot, printing, replot, automatic scaling and mirror functions.

  PRODUCTS. The Company offers a series of large-format plotters and small-format plotters. The Company's offering of large-format plotters include high performance, high speed CAD pen plotters.

  The Company introduced the HiPlot 7000 Series of pen plotters in late fiscal year 1993. The HiPlot Series offers users additional features of faster plot completion, a primary application requirement and, in addition, improved plotting quality and a new feature called HIQueue/TM/, a plot management package for networked multi-user environments. The ability to effectively manage plot data in a networked multi-user environment is a strong requirement among users.

  SummaChrome, the Company's color thermal transfer printer for the sign market, produces color prints up to 24" x 40" of exceptional clarity and brilliance.
Its patented Ribbon Printing/TM/ mechanism permits highly precise registration and increased resolution to 400 dpi from thermal's traditional desktop 300 dpi range.

CUTTERS

  Cutters are output devices, similar in construction to a pen plotter, but employ a knife in place of a pen to cut vinyl for signs and banners, artfilm for screen printing, and various stencil materials for etching text and images into glass, wood and stone via an abrasive etching process. Cutter performance is primarily measured by speed, acceleration, and guaranteed accuracy. Additional features include knife type, tool pressure and software compatibility. Speed is measured by how many inches the knife moves per second. Acceleration is how quickly the knife reaches its top speed, this is important since most signs consist of short lines. Guaranteed accuracy depends on the drive mechanism, either friction or sprocket, in the cutter. There are currently two (2) types of knife systems used to cut material; drag and tangential. Drag knife units typically cost less, have less knife pressure capability, and are used for general sign applications. Tangential knife units are typically more expensive, with more knife pressure, greater precision cutting abilities and the ability to cut a wider variety of material.

  The Company markets a line of precision cutters designed to produce low-cost, computer-generated letter and graphics for sign and display making applications. During late fiscal year 1993 the Company introduced two (2) new tangential cutters, the T1000 and the T600. In fiscal year 1994 the Company introduced three (3) new drag knife cutters, the D610, D750 and the D1300. These cutters primarily differ in the width of sign media they handle, the type of knife used and the features they contain. In fiscal year 1995, the Company introduced the SummaSign cutter (the SummaSign 1010 Plus). This high performance cutter combines an advanced media handling system, offers both sprocket drive and friction drive and is therefore capable of handling plain media as well as half-inch industry-standard punched media. The Company also introduced the low cost, small-format SummaCut Series of cutters designed for small, independent sign shops who produce a limited quantity of vinyl signs.

AFTER MARKET SERVICE AND SUPPORT

  The Company's customer service group provides customer support for the Company's products via depot, on-site or on an exchange basis with standard warranty protection programs which include Limited Lifetime Warranty, 48-Hour Priority Response/TM/ in the first year after purchase, along with additional warranty options for 24-Hour Priority Response/TM/ and multiple product leasing options. This group also sells a wide range of plotting media and a variety of pens for use with its plotters. The Company also offers a library of CAD digitizer templates for use with AutoCAD. The Company's templates simplify the use of CAD programs and increase productivity by permitting the user to bypass nested menus and access necessary commands quickly.

PRODUCT DEVELOPMENT

  During fiscal year 1993, 1994 and 1995 the Company's research and development expenses were $8,003,000, $5,631,000, and $6,761,000, respectively.

  During fiscal year 1993, the Company acquired joint ownership of a broad patent for incorporating a digitizer into a liquid crystal display (LCD) without the use of a separate digitizer X-Y grid. This allows for a very cost effective approach to "writing on the screen" pen computer systems. The Company has been investigating relationships with LCD manufacturers to pursue this technology further, and recently entered into a license agreement with Sharp Corporation to enable them to enhance their product line of combined displays and input panels.

  The Company's SummaChrome imaging system employs a technology for producing high quality color thermal transfer images in sizes up to 24" x 40" targeted to be sold to the sign market.

MARKETING AND CUSTOMERS

  The Company seeks to offer a broad line of application-compatible computer peripheral products for graphics input and output and to develop strong brand recognition. The Company has developed a world-wide sales network including OEMs, distributors and manufacturers' representatives and maintains sales offices in the United States, Belgium, France and Germany.

  The Company also maintains a support and technical assistance program for third-party software developers in emerging markets and has on occasion entered into several joint marketing support arrangements with developers of selected applications. No single customer of the Company accounts for ten percent (10%) or more of the Company's yearly sales.

  The Company's network of distributors consists of national, vertical and regional distributors. National distributors in the United States, such as Ingram Micro, Inc. and Merisel, and Computer 2000 in Europe, sell to retail accounts and account for a large percentage of the Company's sales. Vertical distributors sell to retail accounts. They carry a line of the Company's products and specialize in integrating the Company's standard products into specialized systems for vertical markets. Regional distributors focus on an area typically composed of five (5) to seven (7) states and specialize in applications and accounts which require a greater amount of service and technical skill in making the sale. The Company attempts in most instances to have more than one (1) distributor in foreign countries. The Company believes that by avoiding reliance upon exclusive distributorship arrangements it broadens the market for its products and fosters constructive competition among its distributors.

  The Company also sells its products directly to OEMs for incorporation into systems manufactured by them and indirectly to smaller OEMs through a network of manufacturer representatives. Many of these sales are customized products which are incorporated into the OEMs design cycles.

  The Company's CAD Warehouse, Inc. subsidiary sells Summagraphics products and products of other companies, advertises through trade publications and its own catalog, and sells through orders.

  See Note 7 of Notes to Consolidated Financial Statements for information on the Company's foreign and domestic sales. The Company maintains domestic sales/service offices in Seymour, Connecticut; Austin, Texas; and Huntington Beach, California. The Company has foreign sales subsidiaries located in Brussels, Belgium; London, England; Munich, Germany; and a foreign sales office located in Paris, France.

  The Company's marketing and sales organization consists of these groups: product/management, distribution sales, marketing communications, and customer service. Product management is responsible for market research, new product planning and pricing strategies. The North America/Asia Pacific sales group, headquartered in Austin, Texas, includes regional sales managers covering domestic and foreign territories who are responsible for both direct and indirect OEM account relationships, and distribution managers who work with national, regional and vertical distributors. The European sales group is headquartered in Brussels, Belgium and operates in a manner similar to its North America/Asia Pacific counterpart. Each of the North America/Asia Pacific and European sales and service groups has a marketing communications group responsible for trade shows, advertising, product sales, literature and customer relations, and a customer service support capability responsible for customer service and assisting customers with technical issues.

MANUFACTURING OPERATIONS, QUALITY CONTROL AND WARRANTIES

  The Company has certain of its manufacturing performed outside the United States to take advantage of lower manufacturing costs, while allowing the Company to maintain high standards of quality.

  The Company maintains a manufacturing facility in Gistel, Belgium for the manufacture of cutters and distribution of all of its products sold in the European market. In order to reduce manufacturing costs, the Company recently entered into agreements to outsource manufacturing of its SummaJet ink jet product line and its large-format digitizer product line and has an ongoing program of investigating the outsourcing of manufacturing of its remaining products.

  Final assembly of products takes place either at the outsourcing manufacturing locations or at the Company's facilities in Austin, Texas and Gistel, Belgium where there is also product warehousing. The Company also does product warehousing and distribution at its Seymour, Connecticut location.

  The Company generally purchases devices, components and sub-assemblies from more than one source both domestically and internationally where alternative sources are available and economical; however, the Company uses sole suppliers for certain components. The Company believes that it maintains adequate inventories of sole source items and that alternative components or sources for those items could be readily incorporated into the Company's products.

  The Company's present manufacturing capacity is adequate to meet its anticipated production requirements for the foreseeable future. If required, the Company has the ability to increase purchases under its existing manufacturing and second source agreements or to manufacture domestically products currently manufactured offshore.

  The Company maintains quality control procedures for products manufactured both domestically and offshore. These procedures include quality testing during design, prototype and pilot stages of production, inspection of incoming raw materials, inspection of sub-assemblies and testing of finished product using automatic test equipment. Finished products undergo burn-in testing to provide for long-term, reliable operation.

  The Company warrants its products for periods ranging from ninety (90) days to the life of the product. The Company makes available extended warranties, spare parts and out-of-warranty repair service in the United States and Europe. To date, warranty costs have been insignificant.

COMPETITION

  The markets in which the Company sells it products are highly competitive. The Company faces actual and potential competition from a number of established manufacturers, both domestic and international, including the Company's largest competitors, CalComp, Inc., a subsidiary of Lockheed Corporation, and Hewlett-Packard Co., which have or may have significantly greater financial, technical, manufacturing and marketing resources than the Company; and Mutoh America Corporation, Wacom Company, Ltd., Encad, Inc., and Oce Vandergrinten. CalComp competes primarily with the Company's digitizer and plotter products; Mutoh competes primarily with the Company's cutter products; and Hewlett-Packard competes primarily with the Company's plotter products. The Company's lower cost products face competition from manufacturers of mice and tablets, including Logitech, Inc. The Company recently entered into an OEM agreement with Mutoh for the production and sale of certain products of each of those companies by the other, to enhance the Company's product offerings.

  The Company believes that its competitive ability also depends on the quality, pricing, performance and support of its products, manufacturing costs and the Company's technical capability and successful introduction of new products and product enhancements. See "Business -- Product Development and Emerging Markets." The Company believes that it offers a number of important attributes, including its product price and performance, market presence, technological expertise, quality of its product line, relationships with certain OEMs and its well-developed distribution channels. Inability to match product introductions or enhancements or price/performance of competitors' products could adversely affect the Company's market share and profitability.

BACKLOG

  The Company manufacturers on the basis of its forecast of near-term demand and maintains inventories of finished products in anticipation of firm orders from its customers. The Company typically ships within thirty (30) days receipt of orders. While certain OEMs and distributors place orders for scheduled deliveries, most of the Company's customers currently order products on an as-needed basis. For this reason, and because customers may cancel or reschedule orders with little or no penalty, or may place orders on shipment hold, and because the Company may decline to ship to customers for credit reasons, the Company believes that it has no backlog orders that are firm, and, in any event, that the level of such orders is not indicative of sales.

EMPLOYEES

  As of May 31, 1995, the Company employed approximately 311 people, 238 domestically and 73 internationally. None of the employees are covered by a collective bargaining agreement, although the Company's employees in Belgium are covered by government mandated benefits. The Company believes that relations with its employees are good.

PATENTS AND PROPRIETARY INFORMATION

  The Company attaches importance to its portfolio of patents, trademarks, copyrights, trade secrets and know-how. In the course of research and development, Summagraphics engineers at times devise inventions which the Company may elect to patent if it would provide a clear-cut market advantage, inhibit competitors, or generate a source of licensing revenues. The Company has approximately fifty patents and twenty patents pending in the United States and in a number of foreign countries. The Company also relies on trade secrets, know-how, contracts, copyrights, trademarks and patents to establish and protect its proprietary rights and to maintain the confidentiality of trade secrets, proprietary information and creative developments.

  As part of Summagraphics' strategy for protecting its technology and market position, it will announce certain inventions that it intends to use but does not intend to patent in order to prevent competitors and others from obtaining patent protection on such inventions. As a matter of cost control, the Company may allow certain patents that it judges to be obsolete to lapse.

  The Company believes that its proprietary information is protected to the fullest extent practicable. There can be no assurance that the confidentiality agreements upon which the Company relies to protect its trade secrets and know-how would be upheld by the courts. Moreover, patents relating to particular products do not necessarily preclude competitors from successfully marketing substitute products to compete with patented products. The Company believes that the loss of any particular patent, or group of patents, will not have a material adverse effect on the Company's financial position and results of operations. Other companies may also obtain patents covering configurations and processes relating to the Company's products, which would require the Company to obtain licenses. There can be no assurance that the Company will be able to acquire such licenses, if required, on commercially reasonable terms.

ITEM 2   PROPERTIES
------   ----------

  The Company's executive offices are located in Austin, Texas in a leased building having a total of 96,400 square feet of space. The lease will expire in June 2010. In addition, the Company leases a building in Seymour, Connecticut (the lease will expire in November 1998), which is being vacated, and owns a building in Gistel, Belgium, and those buildings have a total of 84,000 and 43,180 square feet of space, respectively. The Company also leases office space for selling operations in Huntington Beach, California and Macedonia, Ohio, and in three (3) foreign countries (Germany, France and Belgium). Except for the Seymour, Austin and Gistel facilities, these locations function primarily as sales, training and field service centers for their regions. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under leases.

ITEM 3   LEGAL PROCEEDINGS
------   -----------------

  The Company is a party to several legal actions arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse affect on its financial position or results of operations taken as a whole.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

 None

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------    -----------------------------------------------------
STOCKHOLDER MATTERS
-------------------

                  COMMON STOCK MARKET AND DIVIDEND INFORMATION

  The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System (symbol SUGR). The following table shows the range of high and low sales prices for the Company's common stock.

  As of May 31, 1995, the Company had 450 holders of record of its common stock. This does not include holdings in street or nominee names.

QUARTER ENDED            HIGH               LOW
-------------------------------------------------

Aug. 31, 1993            3 7/8              3 5/8
Nov. 30, 1993            4 3/4              4 1/2
Feb. 28,  1994           7 5/8              7 3/8
May 31,  1994            7 3/4              7 1/4
Aug. 31, 1994            7 1/2              6 1/4
Nov. 30, 1994            9 3/8              7 7/8
Feb. 28,  1995           8              6 5/8
May 31,  1995            5              2 5/8

ITEM 6    SELECTED FINANCIAL DATA
------    -----------------------

  See page 54 hereof.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ----------------------------------------------------------------
RESULTS OF  OPERATIONS
----------  ----------

  See pages 32-37 hereof.
           ------

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

  The following consolidated financial statements of the Company and the independent auditors' report are on pages 38-53 hereof.
                                         ------

  Independent Auditor's Report
  Consolidated Balance Sheets -- May 31, 1994 and 1995
  Consolidated Statements of Operations -- Years ended May 31, 1993, 1994 and
1995
  Consolidated Statements of Stockholders' Equity -- Years ended May 31, 1993, 1994 and 1995
  Consolidated Statements of Cash Flows -- Years ended May 31, 1993, 1994 and
1995
  Notes to Consolidated Financial Statements
 The information captioned "Quarterly Results of Operations" is on page 54 .
                                                                       -----

ITEM 9    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------    -------------------------------------------------------------------

  The Company has no disagreement on accounting or financial disclosures matters with its independent auditors, nor did it change auditors during the fiscal year ended May 31, 1995.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

DIRECTORS

  The following table sets forth the age, the principal occupation during the past five (5) years and the positions with the Company of each director and any other directorships held by such person in any company subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.


NAME                    AGE   PRINCIPAL OCCUPATION                               DIRECTORSHIPS
----                    ---   --------------------                               -------------

Michael S. Bennett     43     President and Chief Executive Officer
                              and Director of the Company since April
                              1993; Senior level positions at Dell
                              Computer Corp. since 1988; Director of
                              the Company since 1993.

Ken Draeger            55     President and Chief Executive Officer              Galileo Electro-Optics
                              Decision Data Services, Inc. Since 1992;           Corp.
                              Previously, President of Agfa Compugraphic
                              since September of 1988; Director of the
                              Company since June 1994.

Andrew Harris          40     Director of TechDirect International Ltd.
                              since 1994; President of Dell International
                              from 1987 to 1994; Director of the Company since
                              January 1995.

G. Glenn Henry         53     PC Division Director, MIPS Technologies, Inc.
                              since late 1993; Chief Technical Officer, Dell
                              Computer Corp. since early 1993; SVP Product
                              Group, Dell Computer Corp. since before 1989;
                              Director of the Company since August 1993.

Stephen J. Keane       67     Director of the Company since July, 1985.         Storage Technology Corp., Maxserv,
                                                                                Inc.
Dennis G. Sisco        49     Senior Vice President, Dun & Bradstreet Corp.     Gartner Group, Inc.
                              since July 1993; President, D & B
                              Enterprises since December 1988, Director of
                              the company since October 1983.

EXECUTIVE OFFICERS

  The executive officers of the Company, the age of each, and the period during which each has served in his present office are as follows:

  MICHAEL S. BENNETT (43) joined the Company in April 1993 as President and Chief Executive Officer and as a Director. Previously he was Vice President, PC Systems, of Dell Computer Corporation since December 1990, and before that served as Vice President and General Manager of Dell Marketing Corporation. Earlier he was President and CEO of Pritronix, Inc., before that served as President and CEO of Interlan, Inc., and prior to that he was employed for twelve (12) years by Digital Equipment Corporation in various managerial positions in manufacturing and sales in the United States and in Europe.

  DENNIS JOLLY (45) joined the Company in September, 1995 as a Senior Vice President of Sales, Marketing, and Service handling the sales, marketing and support organizations and responsibilities for non-Europe areas. Previously, Mr. Jolly was with Dell Computer Corporation for seven years in various capacities, most recently as Group Vice President, Indirect Channel, USA of Dell Computer Corporation. Prior thereto, he was Director of Marketing for Fourth Shift Corporation, a manufacturing software company, and before that was employed by Apple Computer for five years in various capacities, lastly as Regional Sales Manger.

  DAVID G. OSOWSKI (43) joined the Company in September 1986 as Corporate Controller. In May 1990, he became Corporate Controller and Vice President of the Company's Digitizer Division and in May 1991, he was promoted to Senior Vice President, Controller and Treasurer of the Company. Prior to joining the Company, Mr. Osowski served as Assistant Controller at Boehringer Ingelheim Pharmaceuticals, Inc. and before that was an audit supervisor at Price Waterhouse. He holds a BS degree from the University of Bridgeport.

  DARIUS C. POWER (49) joined the Company as Senior Vice President of Worldwide Manufacturing in July, 1995. Prior to joining the Company, Mr. Power was Vice President of Manufacturing for Leading Edge Products, Inc. and prior thereto, he was Managing Director of Manufacturing Operations for AST Research, Inc.

  ROBERT B. SIMS (53) joined the Company as Vice President, General Counsel and Secretary in June 1984. In May 1990, he was promoted to Senior Vice President, General Counsel and Secretary. Mr. Sims has served in corporate counsel capacities at Mathematical Applications Group, Inc., Lever Brothers Company, Raymark Corporation and General Signal Corporation and has been associated with the law firms of Whitham and Ransom and Cahill Gordon & Reindel. Mr. Sims is director of Raytech Corporation. He holds a BS degree from Franklin and Marshall College, a Juris Doctor (JD) degree from The George Washington University Law School (National Law Center) and an MBA from New York University Graduate School of Business Administration.

  JOHN UFFORD (44) joined the Company in October, 1994 as Senior Vice President of Output Devices and has since assumed management responsibility for Input Devices as well. Prior to joining Summagraphics , he was with the DuPont Company for 15 years in a variety of technical and managerial positions. His most recent assignment was as the Vice President of Engineering for ImagiTex, a DuPont subsidiary. Prior thereto, he was the Manager, Digital Systems for Electronic Imaging within DuPont.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

   SUMMARY COMPENSATION TABLE (COMPENSATION AND OTHER INFORMATION CONCERNING
                              EXECUTIVE OFFICERS)

     The following table sets forth all cash compensation for services in all capacities with the Company and its subsidiaries rendered during the fiscal year ended May 31, 1995, for the Chief Executive Officer at the end of the last complete fiscal year and for each of the four (4) most highly compensated executive officers:

                                                        LONG TERM
                                                        ---------

                                                         ANNUAL COMPENSATION       COMPENSATION AWARDS
NAME OF INDIVIDUAL                                       -------------------       -------------------
 OR NUMBER OF                                                                                             ALL OTHER
PERSONS IN GROUP (1)  CAPACITIES IN WHICH SERVED  YEAR   SALARY ($)  BONUS ($)(2)  STOCK OPTIONS(3)    COMPENSATION(4)($)
--------------------  --------------------------  ----   ----------  ------------  ----------------    ------------------
Michael S. Bennett      President and             1995   250,000     -----               10,000               ----
                        Chief Executive Officer   1994   250,000     -----               31.250               ----
                                                  1993    32,225     -----              175,000               ----

David G. Osowski        Senior Vice President,    1995   120,000     -----               10,000               ----
                        Controller and Treasurer  1994   120,000      6,600              28,500               ----
                                                  1993   127,483     22,350               6,000               3,850

William S. Paxton(5)    Senior Vice President     1995   125,000     -----               10,000               ----
                        Operations                1994   125,000     -----               12,868               ----

Robert B. Sims          Senior Vice President     1995   132,000     -----               10,000               ----
                        General Counsel and       1994   132,000      6,600              28,500               ----
                        Secretary                 1993   133,663     14,250               6,000               3,600

John C. Ufford          Senior Vice President     1995    72,769     -----               15,000               ----
                        Input/Output Devices

(1) The Company presently has six (6) executive officers, including the CEO.

(2) Includes bonus payments accrued and paid during indicated fiscal year and includes bonus payments which had accrued during prior fiscal year but were paid in indicated fiscal year, all under the Company's management bonus plan and as discretionary bonus authorized by the Company's Board of Directors.

(3) See also "Option Grant Table" for option grants.

(4) Includes Company contributions to Cash or Deferral Profit Sharing Plan (401(k) Plan).

(5) Mr. Paxton left the Company in June 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                          POTENTIAL REALIZABLE VALUE AT

                                                                                   ASSUMED ANNUAL RATES OF STOCK
                                   % OF TOTAL                                      APPRECIATION FOR OPTION TERM (2)
                                   OPTIONS                                         --------------------------------
                                   GRANTED TO  EXERCISE
                                   EMPLOYEES   OR BASE      EXPIRATION                              HISTORIC
                                   IN FISCAL    PRICE       DATE         RATE                       %
NAME                      OPTIONS  YEAR 1995   ($/SHARE)    ($/SHARE)         (1)  5%($)  $10%($)$  (3)         APPRECIATION
------------------------  -------  ---------   ----------   --------     -------   -----  --------  ---         ------------
Micheal S. Bennett         10,000  6%            7.00       06/28/04     $44,023   $111,562         n/a          (55.36%)
David G. Osowski           10,000  6%            7.00       06/28/04     $44,023   $111,562         n/a          (55.36%)
William S. Paxton, Jr.     10,000  6%            7.00       06/28/04     $44,023   $111,562         n/a          (55.36%)
Robert B. Sims             10,000  6%            7.00        6/28/04     $44,023   $111,562         n/a          (55.36%)
John C. Ufford             15,000  10%           8.00       10/24/04     $75,467   $191,249         n/a          (60.94%)

(1) The options granted are non-qualified and are exercisable starting one (1) year from the grant date but not after ten (10) years from the grant date.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES




                                                              NUMBER OF                      VALUE OF
                                                              SECURITIES UNDERLYING          UNEXERCISED IN-THE-
                          SHARES                              UNEXERCISED OPTIONS            MONEY
                          ACQUIRED                            AT 5/31/95                     OPTIONS AT 5/31/95
                          ON                 VALUE            EXERCISABLE/UNEXERCISABLE      EXERCISABLE/
                          EXERCISE           REALIZED                    (#)                 UNEXERCISABLE
NAME                       (#)               ($)              EXERCISABLE/UNEXERCISABLE           ($)
----                       ---               ---              -------------------------           ---
Michael S. Bennett          -0-               -0-                    91,250/125,000           62,300/ -0-
David G. Osowski            -0-               -0-                    42,832/65,500            -0- / -0-
William S. Paxton, Jr.      -0-               -0-                    -0-/-0-                  -0- / -0-
Robert B. Sims              -0-               -0-                    47,332/22,668            -0-/ -0-
John C. Ufford              -0-               -0-                    -0-/15,000               -0-/ -0-



ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

                   BENEFICIAL OWNERSHIP OF VOTING SECURITIES
                  (PRINCIPAL STOCKHOLDERS; DIRECTORS; OFFICER)

  The following table sets forth certain information concerning the beneficial ownership of the Common Stock as of August 18, 1995 by persons known to the company to own beneficially five percent (5%) or more of the outstanding shares of Common Stock of the company, by each Director of the Company, by each named executive officer of the Company set forth in the

Summary Compensation Table and by all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them.

                              Amount and
                              Nature of                            Approximate
Name and Affress              Beneficial                           Percentage of
Beneficial Owner              Ownership (1)                        Class
----------------              -------------                        -----

Bessemer Venture Funds (2)......................  306,562           6.6%
1025 Old Country Road
Suite 205
Westbury, NY  11590

John G. Panutsos................................  255,065           5.5%

C.L. King & Associates..........................  244,500           5.3%

Michael S. Bennett(3)...........................   91,250           2.0%

Ken Draeger(4)..................................    3,000            *

Andrew Harris...................................    -0-              *

G. Glenn Henry(5)...............................    6,000            *

Stephen J. Keane(6).............................    7,500            *

Dennis G. Sisco(7)..............................    7,500            *

David G. Osowski(8).............................   58,833           1.3%

William S. Paxton...............................    -0-              *

Robert B. Sims(9)...............................   56,332           1.2%

John C. Ufford(10)..............................    5,000            *

All directors and all executive officers as a
group(11).......................................  235,415           5.1%

*  Less than 1%.
----------------

(1) Except as otherwise noted, each person or group named in the table has sole investment and voting power with respect to all shares of Common Stock shown as beneficially owned by such person or group.

(2) Includes shares held by Bessemer Venture Partners I, L.P., shares held by Bessemer Venture Partners II, L.P., shares held by G. Felda Hardymon and shares held by affiliated parties. Mr. Hardymon was a director of the Company who retired.

(3) Includes 74,583 shares which Mr. Bennett has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995 or within (60) days thereafter.

(4) Includes 3,000 shares which Mr. Draeger has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(5) Includes 6,000 shares which Mr. Henry has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(6) Includes 7,500 shares which Mr. Keane has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(7) Includes 7,500 shares which Mr. Sisco has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(8) Includes 51,832 shares which Mr. Osowski has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(9) Includes 56,332 shares which Mr. Sims has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(10) Includes 5,000 shares which Mr. Ufford has the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.
(11) Includes 228,414 shares which all directors and all executive officers as a group have the right to acquire pursuant to the exercise of stock options which are exercisable on August 18, 1995, or within sixty (60) days thereafter.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------
 None

                                    PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

     (a)    The following documents are filed as part of this report:

            1. Consolidated Financial Statements.

            The following consolidated financial statements of the Company and the independent auditors' report are on pages 38-53 hereof.
                                              -----

            Independent Auditors' Report
            Consolidated Balance Sheets -- May 31, 1994 and 1995
            Consolidated Statements of Operations -- Years ended May 31, 1993, 1994 and 1995
            Consolidated Statements of Stockholders' Equity -- Years ended May 31, 1993, 1994 and 1995
            Consolidated Statements of Cash Flows -- Years ended May 31, 1993, 1994 and 1995
            Notes to Consolidated Financial Statements

            2. Financial Statement Schedules.
            The following consolidated financial statement schedule of the Company is included herein on page 31.
                                               --

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            All other Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

            3. Lists of Exhibits.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

  3.1,4.1 Third Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988 (File No. 0-16071) and incorporated herein by this reference).

3.2, 4.2 By-laws of the Registrant, as amended (filed as Exhibit 3.02 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  4.3 Specimen Common Stock certificate (filed as Exhibit 4.02 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  4.4 8% Convertible Subordinated Note due May 1, 1995 of Summagraphics Corporation (filed as Exhibit 2 to the Registrant's' Current Report on Form 8-K, dated May 14, 1990, and incorporated herein by this reference).

  10.1 Lease between 330 Realty Associates and the Company dated May 28, 1987 (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.2 1985 Employee Stock Purchase Plan (filed as Exhibit 10.04 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.3      1984 Executive Stock Purchase Plan, as amended (filed as Exhibit
            10.05 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.4 Form of Stock Purchase Agreement under 1984 Executive Stock Purchase Plan (filed as Exhibit 10.06 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.5 1987 Stock Plan, as amended (filed as Exhibit 10.12 to the Registrant's Form 10-K for fiscal year 1994 and incorporated herein by reference).

  10.6 1989 Performance Unit Plan (filed as Exhibit 10.11) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 (File No. 0-16071) and incorporated herein by this reference).

  10.7 Form of Employment Agreement between Summagraphics Corporation and senior executive officers (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 (File No. 0-16071) and incorporated herein by this reference).

  10.8 Management Bonus Plan letter (filed as Exhibit 10.09 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.9 The Cash or Deferral Profit Sharing Plan (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.10     Amended and Restated Shareholders' Agreement, as amended (filed as
            Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.11 Second Amendment to Amended and Restated Shareholders' Agreement, as amended (Exhibit 10.13) (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988 (File No. 0-16071) incorporated herein by this reference).

  10.12 Agreement of Sale, dated as of March 14, 1990, by and between Ametek and Summagraphics Corporation (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated May 14, 1990, and incorporated herein by reference).

  10.13 Registration Rights Agreement, dated as of May 1, 1990, between the Company and Ametek, Inc. (filed as Exhibit 3 to the Registrant's Current Report on Form 8-K, dated May 14, 1990, as amended on July 13, 1990 and August 15, 1990 and incorporated here in by this reference).

  10.14 Termination Agreement dated as of May 31, 1994 to terminate the Registration Rights Agreement dated May 1, 1990, between Ametek, Inc. and Summagraphics Corporation (filed as Exhibit 10.21 to the Registrant's Form 10-K for fiscal year 1994 and incorporated herein by reference).

  10.15 Registration Rights Agreement, dated as of May 25, 1994, between Ametek, Inc. and Summagraphics Corporation (filed as Exhibit 10.22 to the Registrant's Form 10-K for fiscal year 1994 and incorporated herein by reference).

  10.16     Lease Agreement dated as of May 28, 1992 by and between QRS 10-12
            (TX), Inc. and QRS 11-5 (TX), Inc., as landlord, and Summagraphics Corporation, as tenant, on premises located at 8500 Cameron Road, Austin, Texas in connection with the sale and leaseback of that property (filed as Exhibit 10.24 to the Registrant's Annual Report for the fiscal year ended May 31, 1992 (File No. 0-16071) and incorporated herein by this reference).

  10.17 Employment Agreement, dated April 16, 1993, between the Company and Michael S. Bennett (filed as an Exhibit to the Registrant's Annual 10-K for the fiscal year ended may 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.18 Letter of Credit Agreement dated September 9, 1992, between Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.19 Deed of Pledge of Business dated September 9, 1992, between Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.20 Acceptance of Subordination dated October 12, 1992, between Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.21 Amendment No. 1 to the Lease Agreement, dated as of August 27, 1993, between QRS 10-12 (TX), Inc. and QRS (TX), Inc. as landlord and Summagraphics Corporation, as tenant (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.22 Employment Modification Agreement dated as of April 25, 1995, by and between the Company and Michael S. Bennett.

  10.23 Credit Agreement dated as of July 18, 1994 by and between the Company and Silicon Valley Bank.

  10.24 Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc.

  10.25 Amendment dated as of June 1, 1995 of the Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc.

  10.26 Asset Purchase Agreement dated as of November 10, 1994 among the Company, CAD Warehouse, Inc. (a Nevada corporation), CAD Warehouse, Inc. (a Delaware corporation), John G. Panutsos, Rosemary Wollet, and David C. Hoffer.

  10.27 Amendment No. 1 to Form S-3 Registration Statement under the Securities Act of 1933 dated April 3, 1995 relating to the registration of 133,323 shares of the Company's Common Stock.

  10.28     Form 8 Amendment No.1 to Form 8-K Report of the Company.

  10.29 Amendment No. 2 dated as of April 12, 1995 of the Lease Agreement dated as of May 28, 1992, by and between QRS 10-12 (TX), Inc. and QRS 11-5 (TX), Inc. and the Company.

  10.30 Manufacturing Agreement dated as of September 13, 1995 between the Company and Harvard Manufacturing Ventures, LLC.

  10.31 License Agreement dated as of July 31, 1995 between the Company and Sharp Corporation.


  22.1      Subsidiaries


  27        Financial Data Schedule

                              REPORTS ON FORM 8-K


  Reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended May 31, 1995 were as follows:

 None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summagraphics Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SUMMAGRAPHICS CORPORATION


AUGUST 29, 1995               BY: /s/ MICHAEL S. BENNETT
                                 ------------------
                                 MICHAEL S. BENNETT
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of Summagraphics Corporation and in the capacities and on the date indicated.


/s/ MICHAEL S. BENNETT
----------------------------     President, Chief
MICHAEL S. BENNETT               Executive Officer        August 29, 1995

/s/ DAVID G. OSOWSKI
----------------------------     Senior Vice President,
DAVID G. OSOWSKI                 Controller & Treasurer   August 29, 1995
                                 (Principal Financial &
                                 Accounting Officer)

/s/ KEN DRAEGER                  Director                 August 29, 1995
----------------------------
KEN DRAEGER

/s/ ANDREW HARRIS                Director                 August 29, 1995
----------------------------
ANDREW HARRIS

/s/ G. GLENN HENRY               Director                 August 29, 1995
----------------------------
G. GLENN HENRY

/s/ STEPHEN J. KEANE             Director                 August 29, 1995
----------------------------
STEPHEN J. KEANE

/s/ DENNIS G. SISCO              Director                 August 29, 1995
----------------------------
DENNIS G. SISCO

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT                                 PAGE
-----                      ----------------------                                 ----
  3.1,4.1      Third Restated Certificate of Incorporation of the Registrant
               (filed as Exhibit 3.1 to the Registrant's Annual Report on Form
               10-K for the fiscal year ended May 31, 1988 (File No. 0-16071)
               and incorporated herein by this reference).

3.2, 4.2 By-laws of the Registrant, as amended (filed as Exhibit 3.02 to the Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  4.3          Specimen Common Stock certificate (filed as Exhibit 4.02 to the
               Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  4.4          8% Convertible Subordinated Note due May 1, 1995 of Summagraphics
               Corporation (filed as Exhibit 2 to the Registrant's' Current
               Report on Form 8-K, dated May 14, 1990, and incorporated herein by this reference).

  10.1         Lease between 330 Realty Associates and the Company dated May 28,
               1987 (filed as Exhibit 10.18 to the Registrant's Registration
               Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.2         1985 Employee Stock Purchase Plan (filed as Exhibit 10.04 to the
               Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.3         1984 Executive Stock Purchase Plan, as amended (filed as Exhibit
               10.05 to the Registrant's Registration Statement on Form S-1 (No.
               33-15658) and incorporated herein by this reference).

  10.4         Form of Stock Purchase Agreement under 1984 Executive Stock
               Purchase Plan (filed as Exhibit 10.06 to the Registrant's
               Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.5         1987 Stock Plan, as amended (filed as Exhibit 10.12 to the
               Registrant's Form 10-K for the fiscal year 1994 and incorporated herein by this reference).


  10.6         1989 Performance Unit Plan (filed as Exhibit 10.11) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               May 31, 1989 (File No. 0-16071) and incorporated herein by this reference).

  10.7 Form of Employment Agreement between Summagraphics Corporation and senior executive officers (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               May 31, 1989 (File No. 0-16071) and incorporated herein by this reference).

  10.8         Management Bonus Plan letter (filed as Exhibit 10.09 to the
               Registrant's Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.9 The Cash or Deferral Profit Sharing Plan (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 33-
               15658) and incorporated herein by this reference).

  10.10 Amended and Restated Shareholders' Agreement, as amended (filed as Exhibit 10.14 to the Registrant's Registration Statement on
               Form S-1 (No. 33-15658) and incorporated herein by this reference).

  10.11 Second Amendment to Amended and Restated Shareholders' Agreement, as amended (Exhibit 10.13) (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               May 31, 1988 (File No. 0-16071) incorporated herein by this reference).

  10.12 Agreement of Sale, dated as of March 14, 1990, by and between Ametek and Summagraphics Corporation (filed as Exhibit 1 to the
               Registrant's Current Report on Form 8-K, dated May 14, 1990, and incorporated herein by reference).

  10.13 Registration Rights Agreement, dated as of May 1, 1990, between the Company and Ametek, Inc. (filed as Exhibit 3 to the
               Registrant's Current Report on Form 8-K, dated May 14, 1990, as amended on July 13, 1990 and August 15, 1990 and incorporated here in by this reference).

  10.14 Termination Agreement dated as of May 31, 1994 to terminate the Registration Rights Agreement dated May 1, 1990, between Ametek,
               Inc. and Summagraphics Corporation (filed as Exhibit 10.21 to the
               Registrant's Form 10-K for the fiscal year 1994 and incorporated herein by this reference).


  10.15        Registration Rights Agreement, dated as of May 25, 1994, between
               Ametek, Inc. and Summagraphics Corporation (filed as Exhibit
               10.22 to the Registrant's Form 10-K for the fiscal year 1994 and incorporated herein by this reference).

  10.16        Lease Agreement dated as of May 28, 1992 by and between QRS 10-12
               (TX), Inc. and QRS 11-5 (TX), Inc., as landlord, and
               Summagraphics Corporation, as tenant, on premises located at 8500
               Cameron Road, Austin, Texas in connection with the sale and leaseback of that property (filed as Exhibit 10.24 to the Registrant's Annual Report for the fiscal year ended May 31, 1992
               (File No. 0-16071) and incorporated herein by this reference).

  10.17 Employment Agreement, dated April 16, 1993, between the Company and Michael S. Bennett (filed as an Exhibit to the Registrant's
               Annual 10-K for the fiscal year ended may 31, 1993 (File No. 0-
               16071) and incorporated herein by this reference).

  10.18        Letter of Credit Agreement dated September 9, 1992, between
               Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
               Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.19        Deed of Pledge of Business dated September 9, 1992, between
               Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
               Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.20        Acceptance of Subordination dated October 12, 1992, between
               Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
               Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.21        Amendment No. 1 to the Lease Agreement, dated as of August 27,
               1993, between QRS 10-12 (TX), Inc. and QRS (TX), Inc. as landlord and Summagraphics Corporation, as tenant (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

  10.22 Employment Modification Agreement dated as of April 25, 1995, by and between the Company and Michael S. Bennett.

10.23 Credit Agreement dated as of July 18, 1994 by and between the Company and Silicon Valley Bank.

10.24          Security Agreement dated as of December 13, 1994 between the
               Company and Heller Financial, Inc.

10.25 Amendment dated as of June 1, 1995 of the Security Agreement dated as of December 13, 1994 between the Company and Heller
               Financial, Inc.

10.26          Asset Purchase Agreement dated as of November 10, 1994 among the
               Company, CAD Warehouse, Inc. (a Nevada corporation), CAD
               Warehouse, Inc. (a Delaware corporation), John G. Panutsos,
               Rosemary Wollet, and David C. Hoffer.

10.27          Amendment No. 1 to Form S-3 Registration Statement under the
               Securities Act of 1933 dated April 3, 1995 relating to the registration of 133,323 shares of the Company's Common Stock.

10.28          Form 8 Amendment No.1 to Form 8-K Report of the Company.

10.29 Amendment No. 2 dated as of April 12, 1995 of the Lease Agreement dated as of May 28, 1992, by and between QRS 10-12 (TX), Inc. and QRS 11-5 (TX), Inc. and the Company.

10.30 Manufacturing Agreement dated as of September 13, 1995 between the Company and Harvard Manufacturing Ventures, LLC.

10.31 License Agreement dated as of July 31, 1995 between the Company and Sharp Corporation.

 22.1          Subsidiaries

 27            Financial Data Schedule

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
          ------------------------------------------------------------



The Board of Directors and Shareholders
Summagraphics Corporation:


The audits referred to in our report dated June 27, 1995, except as to Notes 5 and 9 which are as of September 20, 1995, included the related financial statement schedule as of May 31, 1995, and for each of the years in the three-year period ended May 31, 1995, included in the annual report of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our report refers to a change in the method of accounting for income taxes in 1993.



                                         /s/ KPMG Peat Marwick LLP


Austin, Texas
June 27, 1995

                           SUMMAGRAPHICS CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MAY 31, 1993, 1994 AND 1995



                          Balance at
                          Beginning      Charged to                      Balance at
      Description         of Period   Cost and Expenses  Charge Off's   End of Period
      -----------         ----------  -----------------  ------------   -------------

  Allowance for
  doubtful
  receivables:

         1993             $  547,000         $  818,000   $  (246,000)     $1,119,000

         1994             $1,119,000         $  124,000   $  (130,000)     $1,113,000

         1995             $1,113,000         $  229,000   $  (388,000)     $  954,000

                          Balance at
                          Beginning      Charged to                      Balance at
      Description          of Period   Cost and Expenses  Charge Off's   End of Period
      -----------         ----------   -----------------  ------------   -------------
  Reserves for
  excess & obsolete
  inventory:

       1993               $4,126,000         $  716,000   $  (647,000)     $4,195,000

       1994               $4,195,000         $  637,000   $  (606,000)     $4,226,000

       1995               $4,226,000         $1,497,000   $(1,009,000)     $4,714,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Operations as percentages of net sales. The table and the subsequent discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein.


                                                Percentage of Net Sales
                                                -----------------------
Years Ended May 31,                              1993   1994   1995
                                                 ----   ----   ----
Net Sales                                         100%   100%   100%
Cost of Sales                                      64     65     74
                                                  ---    ---    ---
     Gross Profit                                  36     35     26
Selling, general and administrative                37     24     28
Research and development                           10      7      9
Restructuring and other charges                    10      -      3
                                                  ---    ---    ---
     Operating income (loss)                      (21)     3    (14)
Interest income (expense), net                      *      *     (1)
Miscellaneous, net                                  *      *      *
                                                  ---    ---    ---
     Income (loss) before income taxes,
     extraordinary gain and cumulative
     effect of change in accounting method        (21)     3    (15)
Provision for income taxes                          -      -      *
                                                  ---    ---    ---
     Income (loss) before extraordinary
     gain and cumulative effect of
     change in accounting method                  (21)     3    (15)
Extraordinary gain                                  -      1      -
Cumulative effect of change in accounting for
income taxes                                        1      -      -
                                                  ---    ---    ---
     Net income (loss)                            (20)     4    (15)
                                                  ---    ---    ---
* Not meaningful or less than 1%

1995 Compared to 1994

Net sales increased 1% from 1994 to 1995. The net sales increase reflects record European net sales, positive results of new distribution alliances in Asia, and an increase in sales by CAD Warehouse. These increases were offset by a decline in the Company's North American region, due to the accelerating erosion of the large format pen plotter market, a later-than-planned introduction of the Company's ink jet plotter (SummaJet), the loss of certain digitizer OEM business and the final sell out of large format scanners, which were discontinued in 1994.

The Company's gross profit margin declined to 26% in 1995 from 35% in 1994, due to high startup and manufacturing costs related to the new large format ink jet plotter, as well as lower selling prices for the Company's older line of pen plotters. The reduction in gross margin also reflects the costs, including severance, of outsourcing the manufacturing of its ink jet product, which is expected to be completed during the first quarter of fiscal 1996 as well as significant charges for reserves for obsolete and excess inventories. The Company signed a manufacturing outsourcing contract in September 1995 for its ink jet product which it expects will result in improved gross profit margins for this product in 1996.

Selling, general and administrative expenses as a percentage of net sales increased from 24% or $18,934,000 in 1994 to 28% or $21,940,000 in 1995. This
increase reflects increased promotional costs related to the delayed introduction of the Company's ink jet plotter and the lower than expected sales volume generated by the product. Additional selling costs were also incurred on other products in order to offset the lower revenues of the ink jet product.
The Company expects sales and promotional costs to decline in 1996, but still be negatively impacted by continued efforts to increase demand for its ink jet product.

The Company's research and development expenses, as a percentage of net sales, increased from 7% in 1994 to 9% in 1995 principally due to the increased spending associated with the development of the new large format ink jet plotters introduced in 1995, new digitizer products and the conversion of its SummaChrome product from primarily a paper printer to a vinyl media printer targeted at the sign making market where the Company's cutter products are sold. The Company anticipates that its research and development costs, as a percentage of net sales, will decline in fiscal 1996 due to a reduction in major product introductions planned for the Company's printer/plotter product lines.

Fourth Quarter 1995 Charges
---------------------------

In the fourth quarter of fiscal 1995, the Company incurred various non-recurring/unusual charges, including charges related to lease abandonment, manufacturing outsourcing, unusual new product introduction costs and excess inventory allowances.

A lease abandonment charge of approximately $2.2 million was incurred related to the Company's decision to move substantially all remaining activities at its Connecticut facility to Austin, Texas. This charge reflects the remaining lease obligations, leasehold improvement and operating costs associated with the lease which expires in November 1998.

The Company incurred approximately $1.4 million in charges, primarily for severance, related to the outsourcing of its ink jet and large format digitizer manufacturing and general downsizing of its North American operations.

Delays in the initial introduction and subsequent manufacturing of the SummaJet product resulted in approximately $2.2 million in charges in the fourth quarter for air freighting of materials required for production and for delivery to customers where orders were fulfilled later than requested, price credits to distributors for in-stock inventories related to competitive price reductions to which the company responded in the fourth quarter, rework related to adding a product feature to aid in the marketing of the product, additional promotional expenses to relaunch the product after the delayed introduction and write downs of superseded parts inventories.

The Company recorded write-downs for unused fixed assets and for excess and obsolete parts and products inventories of approximately $3.2 million primarily related to discontinued and or excess plotter product lines and for parts and supplies for its large format thermal wax printer that are not required for the vinyl sign making application to which the product is now targeted.

As a result of the factors described above, the Company had an operating loss of $10,623,000 in 1995 compared to operating income of $2,664,000 in 1994.

Interest expense increased from $421,000 in 1994 to $609,000 in 1995. This increase reflects an increase in average outstanding debt in 1995 as compared to 1994. The increased debt is related primarily to the increased inventory levels maintained by the Company in 1995.

The Company had pre-tax loss of $11,412,000 in 1995 versus income of $2,142,000 in 1994.

The Company recorded a deferred tax provision of $187,000 related to one of the Company's Belgian subsidiaries which was profitable in 1995.

1994 Compared to 1993

Net sales declined 4% from 1993 to 1994. The decline in sales resulted primarily from a change in channel inventory management practices in North America, continuing erosion of the large format pen plotter market, primarily as a result of competition from ink-jet plotters, and the discontinuance of sales of large format scanners.

The Company's gross profit margin declined from 36% in 1993 to 35% in 1994 due to lower sales volume, reduced selling prices and increased freight charges caused by lower inventory levels, offset by cost reductions implemented as part of the consolidation of the Company's North American manufacturing operations and generally tighter spending controls.

Selling, general and administrative expenses as a percentage of net sales decreased from 37% in 1993 to 24% in 1994 despite the decline in net sales. Two percent of the decline was due to the elimination of approximately $1,950,000 of litigation expenses incurred in 1993 as a result of the favorable settlement of a patent litigation suit against the Company in early 1994. The favorable settlement, net of related expenses resulted in a gain of approximately $120,000. The absence of large bad debt and intangible asset write-offs were achieved through a combination of general personnel reductions, elimination of personnel and expense redundancies as a result of the consolidation of certain functions at the Company's Texas facility and tighter expense controls in all areas.

The Company's research and development expenses, as a percentage of net sales, decreased from 10% in 1993 to 7% in 1994 principally due to general personnel reductions, tighter spending controls and the absence of major product development expenditures as incurred in 1993 for products that were introduced late in 1993 and early 1994.

In 1993, the Company incurred a restructuring charge of $8,487,000. No like charges were incurred in 1994.

As a result of the factors described above, the Company had operating income for $2,664,000 in 1994 compared to an operating loss of $16,750,000 in 1993.

Miscellaneous, net, decreased from income of $220,000 in 1993 to an expense of $206,000 in 1994. This decrease is primarily due to the absence of favorable foreign currency transaction gains realized in 1993.

The Company had pre-tax income of $2,142,000 in 1994 versus a loss of $16,835,000 in 1993.

In the fourth quarter of 1994 the Company realized a $645,000 extraordinary gain on the early retirement of its remaining $2,500,000 of 8% convertible subordinated debt.

Liquidity and Capital Resources

In May 1994, the Company amended its U.S. banking agreement, extending the expiry date from May 22, 1994 to November 30, 1994.

In July 1994, the Company entered into an eighteen month $8,000,000 revolving credit agreement (U.S. Credit Agreement) for its U.S. operations with a new bank, replacing its previous credit agreement.

In November 1994, the Company completed a merger, accounted for as a pooling of interests, with CAD Warehouse, Inc. a leading mail order marketer of computer
peripherals  primarily to the computer aided design market.   The consolidated
financial statements, as presented, have been prepared to provide for retroactive effect of the merger.

In December 1994, the Company entered into a credit agreement to provide capital expenditure financing in the aggregate amount of $2,500,000. The Company received funding under this line in the amount of $1,153,000 which is repayable over a period of three (3) years. In May 1995, the agreement was extended to August 31, 1995.

During 1995, the Company borrowed approximately $9.3 million under its bank credit facilities, primarily to fund increases in inventories. The inventory increase was due primarily to the impact of the delayed sales introduction of the Company's line of large format ink-jet plotters, a slow-down in demand for the Company's line of pen plotters caused by several new competing ink jet products introduced in the latter half of fiscal 1995 and increased cutter inventories to satisfy a large increase in cutter demand.

In 1995, as a result of its U.S. operating losses and the various charges described above, the Company violated certain financial covenants with its U.S. bank, the landlord of its Texas facility and the loan agreement for the Company's capital expenditures. In September 1995, all parties agreed to waive all events of default and to revise the respective agreements.

In conjunction with the agreement with the U.S. bank, the credit facility will be reduced to $7,000,000 and the term of the facility will be extended to September 30, 1996. The Company cannot receive additional advances under this facility. In return for the commitment, the Company has agreed to issue, at current market values, warrants to acquire shares of the Company's common stock and to provide accelerated repayment of the debt if additional cash proceeds are generated from certain asset dispositions or issuances of any new subordinated debt.

The Company's sources of liquidity consist of on-hand cash balances, a $4,000,000 revolving credit facility in Belgium, the loan agreement for capital expenditures, vendor credit and cash generated from operations. The Company's availability under its Belgian bank credit line is calculated based upon percentages, as determined by the banks, of certain eligible receivables and to a lesser extent inventories. The Company has $1,347,000 available under its loan agreement for capital expenditures, but only anticipates utilizing $200,000 before the expiration date of August 31, 1995. The

Company will not have any availability under its current domestic credit facility. The Company has a substantial investment in inventories for its ink jet plotter, thermal wax printer and pen plotters. Because of this investment, the Company will not be required to purchase a substantial portion of the materials required to build these output devices during the first two quarters of fiscal 1996.

During the year the Company utilized its cash balances and credit facilities to fund operations, working capital, capital expenditures and other costs. Charges against the restructuring reserve established in 1993 totaled $2,081,000 during 1995. The remaining reserves of $1,804,000 relate to leased space at the Company's former corporate headquarters in Connecticut. The Company expects the restructuring and lease abandonment reserves to be utilized ratably over the next four years. The Company estimates substantial savings in 1995 as a result of the restructuring in 1993.

The Company experienced a significant loss in 1995 as a result of its decision to abandon its lease in Connecticut, the delayed introduction of a significant new product, charges related to downsizing operations in North America, write-offs of idle fixed assets and excess or obsolete inventories and significant competitive pressures primarily related to its plotter product lines. The Company has developed a plan to return to profitable levels during fiscal 1996 which include outsourcing certain of its manufacturing and distribution requirements as well as reducing expenditures in all areas. The waiver received on the U.S. Credit Agreement was based in part, on management's projections of future operations and cash flows. The ability of the Company to achieve its projections is dependent upon various factors, some of which may be outside the control of the Company. In addition management is considering various alternatives to raise additional funds including additional debt or equity financing and/or sales of certain operating assets. However, there can be no assurance that any such alternatives can be successfully consummated.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on the results of operations to date. However, since the Company sources a substantial portion of its production from Far East manufacturers, the cost of imported product is dependent on the inflation rate in those countries, fluctuations in the value of the U.S. dollar and import duties or restrictions.

The Company does a substantial portion of its business internationally. The Company's products are priced in dollars in all North American, Latin American, Asian and Pacific Rim countries. In Europe, the Company prices its products in local currencies in Germany, England, France, Belgium and in dollars in other European and Middle Eastern countries. Approximately 50% of sales are denominated in local currencies and 50% in dollars. The European operations incur approximately the same percentages of their expenses in either local currencies or dollars. Accordingly, the Company believes that it effectively matches cash inflows and outflows and is not subject to material cash flow impacts due to currency fluctuations. During the year the devaluation in Mexican peso has slowed sales to Mexico and caused a slowdown in collection from customers in Mexico. However, the Company has not experienced nor does it expect any material write-offs of receivables from this event.

ACCOUNTING FOR ASSET IMPAIRMENT

During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning June 1, 1996. Statement 121 requires that long-lived assets and certain indentifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analyses required to estimate the impact of the new statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended May 31,                             1993            1994            1995
----------------------------------------------------------------------------------------
Net sales                                   $ 81,404,000    $ 77,755,000    $ 78,494,000
Cost of sales                                 51,772,000      50,526,000      58,188,000
----------------------------------------------------------------------------------------
     Gross profit                             29,632,000      27,229,000      20,306,000
Selling, general and administrative           29,892,000      18,934,000      21,940,000
Research and development                       8,003,000       5,631,000       6,761,000
Restructuring, lease abandonment and
 other charges (note 2)                        8,487,000               -       2,228,000
----------------------------------------------------------------------------------------
     Operating income (loss)                 (16,750,000)      2,664,000     (10,623,000)
----------------------------------------------------------------------------------------
Other income (expense):
     Interest income                             124,000         105,000          21,000
     Interest expense                           (429,000)       (421,000)       (609,000)
     Miscellaneous, net                          220,000        (206,000)       (201,000)
----------------------------------------------------------------------------------------
                                                 (85,000)       (522,000)       (789,000)
----------------------------------------------------------------------------------------
     Income (loss) before income
      taxes, extraordinary gain and
      cumulative effect of change
      in accounting method                   (16,835,000)      2,142,000     (11,412,000)
Provision for income taxes (note 8)                    -               -         187,000
----------------------------------------------------------------------------------------
     Income (loss) before extraordinary
      gain and cumulative effect of
      change in accounting method            (16,835,000)      2,142,000     (11,599,000)
Extraordinary gain (note 5)                            -         645,000               -
Cumulative effect of change in
 method of accounting for income taxes           411,000               -               -
----------------------------------------------------------------------------------------
    Net income (loss)                       $(16,424,000)   $  2,787,000    $(11,599,000)
----------------------------------------------------------------------------------------
Net income (loss) per common share:
    Income (loss) before extraordinary
     gain and cumulative effect of change
     in accounting method                   $      (3.89)   $       0.47    $      (2.56)
    Extraordinary gain                                 -            0.14               -
    Cumulative effect of change in
     method of accounting for income
     taxes                                          0.09               -               -
----------------------------------------------------------------------------------------
       Net income (loss) per common share   $      (3.80)   $       0.61    $      (2.56)
----------------------------------------------------------------------------------------
Weighted average shares used in computing
 net income (loss) per common share            4,323,000       4,519,000       4,537,000
----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

MAY 31,                                                             1994            1995
--------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                      $    819,000       $    560,000
  Accounts receivable (less allowance for doubtful
    accounts of $1,113,000 in 1994 and $954,000 in 1995)      17,914,000         18,039,000
  Inventories:
      Materials                                                5,269,000          9,881,000
      Work-in process                                          1,043,000          2,504,000
      Finished goods                                           5,224,000          6,998,000
--------------------------------------------------------------------------------------------
                                                              11,536,000         19,383,000
  Prepaid expenses and other current assets                    1,117,000          1,136,000
--------------------------------------------------------------------------------------------
      Total current assets                                    31,386,000         39,118,000
--------------------------------------------------------------------------------------------
Fixed assets:
  Land                                                           290,000            344,000
  Building                                                     1,319,000          1,616,000
  Machinery and equipment                                     12,133,000         13,861,000
  Furniture and fixtures                                       1,228,000          1,241,000
  Leasehold improvements                                       1,009,000          1,044,000
  Construction-in-progress                                       187,000            389,000
--------------------------------------------------------------------------------------------
                                                              16,166,000         18,495,000
  Less: accumulated depreciation and amortization             (9,725,000)       (13,188,000)
--------------------------------------------------------------------------------------------
      Net fixed assets                                         6,411,000          5,307,000
--------------------------------------------------------------------------------------------
Intangible and other assets, net of accumulated
   amortization (note 3)                                       9,509,000          9,176,000
--------------------------------------------------------------------------------------------
                                                            $ 47,336,000       $ 53,601,000
--------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                          $  9,583,000       $ 12,500,000
  Accrued liabilities (notes 2 and 4)                          9,274,000         10,619,000
  Notes payable (note 5)                                               -          9,548,000
  Current portion of long-term debt (note 5)                     148,000            561,000
  Current obligations under capital leases                       458,000            277,000
--------------------------------------------------------------------------------------------
      Total current liabilities                               19,463,000         33,505,000
--------------------------------------------------------------------------------------------
Long-term liabilities, less current portion:
  Long-term debt (note 5)                                        947,000          1,579,000
  Capital lease obligations                                      535,000            282,000
  Deferred gain on sale of building                              510,000            476,000
  Deferred tax liability (note 8)                                      -            498,000
  Restructuring, lease abandonment and other charges
    (note 2)                                                   1,804,000          2,857,000
--------------------------------------------------------------------------------------------
      Total long-term liabilities                              3,796,000          5,692,000
--------------------------------------------------------------------------------------------
Commitments and contingencies (note 9)
Stockholders' equity (note 6):
  Preferred stock, $.01 par value, authorized
    5,000,000 shares                                                   -                  -
  Common stock, $.01 par value, authorized  20,000,000
    shares, issued 4,546,000 shares in 1994 and
    4,645,000 shares in 1995                                      45,000             46,000
  Additional paid-in capital                                  38,639,000         39,111,000
  Retained earnings (accumulated deficit)                    (13,830,000)       (25,879,000)
  Cumulative translation adjustment                             (302,000)         1,601,000
--------------------------------------------------------------------------------------------
                                                              24,552,000         14,879,000
--------------------------------------------------------------------------------------------
Less:   Treasury stock, at cost - 49,000 shares in
          1994 and 1995                                         (465,000)          (465,000)
        Stockholder note receivable                              (10,000)           (10,000)
--------------------------------------------------------------------------------------------
        Total stockholders' equity                            24,077,000         14,404,000
--------------------------------------------------------------------------------------------
                                                            $ 47,336,000       $ 53,601,000

See accompanying notes to financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock
                                                ---------------------
                                                Number of                 Additional Paid-in      Retained Earnings
Years ended May 31, 1993, 1994 and 1995          Shares        Amount           Capital         (Accumulated Deficit)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1992                4,268,000      $43,000           37,921,000                1,213,000
Sale of common stock                             146,000        1,000               58,000                        -
Sale of common stock pursuant to the 1987
 Employee Stock Plan                               3,000            -               18,000                        -
Imputed benefit from the granting of options
 below fair market value                               -            -               75,000                        -
Sale of common stock pursuant to the 1988
 Employee Stock Purchase Plan                     59,000        1,000              276,000                        -
Awards granted pursuant to the 1987 stock
 plan                                              5,000            -               35,000                        -
Net loss                                               -            -                    -              (16,424,000)
Sale of treasury stock at $8.00 per share              -            -               14,000                        -
Purchase of treasury stock at $7.69 per share          -            -                    -                        -
Unrealized translation loss                            -            -                    -                        -
Dividends paid to stockholders of CAD
 Warehouse, Inc., an S-corporation                     -            -                    -                 (450,000)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1993                4,481,000       45,000           38,397,000              (15,661,000)
-----------------------------------------------------------------------------------------------------------------------
Sale of common stock pursuant to the 1987
 Employee Stock Plan                              11,000            -               42,000                        -
Sale of common stock pursuant to the 1988
 Employee Stock Purchase Plan                     47,000            -              165,000                        -
Awards granted pursuant to the 1987 stock
 plan                                              7,000            -               35,000                        -
Net income                                             -            -                    -                2,787,000
Unrealized translation loss                            -            -                    -                        -
Dividends paid to stockholders of CAD
 Warehouse, Inc., an S-corporation                     -            -                    -                 (956,000)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1994                4,546,000       45,000           38,639,000              (13,830,000)
-----------------------------------------------------------------------------------------------------------------------
Sale of common stock pursuant to the 1987
 Employee Stock Plan                              59,000        1,000              304,000                        -
Sale of common stock pursuant to the 1988
 Employee Stock Purchase Plan                     37,000            -              150,000                        -
Awards granted pursuant to the 1987 stock
 plan                                              3,000            -               18,000                        -
Net loss                                               -            -                    -              (11,599,000)
Unrealized translation gain                            -            -                    -                        -
Dividends paid to stockholders of CAD
 Warehouse, Inc., an S-corporation                     -            -                    -                 (450,000)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1995                4,645,000      $46,000           39,111,000              (25,879,000)
-----------------------------------------------------------------------------------------------------------------------
                                                  Cumulative Translation      Treasury Stock and       Stockholders'
Years ended May 31, 1993, 1994 and 1995                Adjustment              Stockholder Note           Equity
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1992                          154,000                (292,000)                39,039,000
Sale of common stock                                           -                       -                     59,000
Sale of common stock pursuant to the 1987
 Employee Stock Plan                                           -                       -                     18,000
Imputed benefit from the granting of options
 below fair market value                                       -                       -                     75,000
Sale of common stock pursuant to the 1988
 Employee Stock Purchase Plan                                  -                       -                    277,000
Awards granted pursuant to the 1987 stock
 plan                                                          -                       -                     35,000
Net loss                                                       -                       -                (16,424,000)
Sale of treasury stock at $8.00 per share                      -                 186,000                    200,000
Purchase of treasury stock at $7.69 per share                  -                (369,000)                  (369,000)
Unrealized translation loss                             (147,000)                      -                   (147,000)
Dividends paid to stockholders of CAD
 Warehouse, Inc., an S-corporation                             -                       -                   (450,000)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1993                            7,000                (475,000)                22,313,000
-----------------------------------------------------------------------------------------------------------------------
Sale of common stock pursuant to the 1987
 Employee Stock Plan                                           -                       -                     42,000
Sale of common stock pursuant to the 1988
 Employee Stock Purchase Plan                                  -                       -                    165,000
Awards granted pursuant to the 1987 stock
 plan                                                          -                       -                     35,000
Net income                                                     -                       -                  2,787,000
Unrealized translation loss                             (309,000)                      -                   (309,000)
Dividends paid to stockholders of CAD
 Warehouse, Inc., an S-corporation                             -                       -                   (956,000)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1994                         (302,000)               (475,000)                24,077,000
-----------------------------------------------------------------------------------------------------------------------
Sale of common stock pursuant to the 1987
 Employee Stock Plan                                           -                       -                    305,000
Sale of common stock pursuant to the 1988
 Employee Stock Purchase Plan                                  -                       -                    150,000
Awards granted pursuant to the 1987 stock
 plan                                                          -                       -                     18,000
Net loss                                                       -                       -                (11,599,000)
Unrealized translation gain                            1,903,000                       -                  1,903,000
Dividends paid to stockholders of CAD
 Warehouse, Inc., an S-corporation                             -                       -                   (450,000)
-----------------------------------------------------------------------------------------------------------------------
        Balance at May 31, 1995                        1,601,000                (475,000)                14,404,000
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended May 31,                            1993            1994           1995
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                        $ (16,424,000)   $ 2,787,000   $(11,599,000)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Gain on retirement of debt                         -       (645,000)             -
    Cumulative effect of change in
      accounting method                         (411,000)             -              -
    Depreciation and amortization              5,536,000      3,580,000      3,629,000
    Restructuring, lease abandonment and
      other charges                            8,487,000              -      2,228,000
    (Gain) loss on sale of fixed assets          253,000         (4,000)        14,000
    Compensation in form of stock                110,000         35,000         18,000
    Changes in assets and liabilities:
      Accounts receivable                      2,360,000         34,000        864,000
      Inventories                             (1,111,000)       644,000     (6,985,000)
      Prepaid and other current assets           126,000         (8,000)        56,000
      Accounts payable                        (1,424,000)     4,465,000      2,670,000
      Accrued liabilities                       (198,000)    (4,828,000)       883,000
      Other liabilities                                -       (321,000)        18,000
--------------------------------------------------------------------------------------
        Net cash (used in) provided by
          operating activities                (2,696,000)     5,739,000     (8,204,000)
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                        (2,782,000)    (1,528,000)    (1,927,000)
  Proceeds from sale of fixed assets              29,000         55,000         10,000
  Intangible assets                             (516,000)        38,000        644,000
--------------------------------------------------------------------------------------
        Net cash used in investment
          activities                          (3,269,000)    (1,435,000)    (1,273,000)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
  Cash dividends paid                           (450,000)      (956,000)      (450,000)
  Proceeds from long-term borrowings             983,000              -        855,000
  Proceeds from short-term borrowings          2,805,500              -      9,323,000
  Proceeds from sales of common stock            354,000        208,000        455,000
  Purchases of treasury stock                   (369,000)             -              -
  Repayment of short-term debt                         -     (2,805,000)             -
  Repayment of long-term debt and capital              -              -              -
    lease obligations                         (2,864,000)    (2,623,000)      (466,000)
--------------------------------------------------------------------------------------
      Net cash (used in) provided by
        financing activities                     458,000     (6,176,000)     9,717,000
--------------------------------------------------------------------------------------
Effect of exchange rate changes on cash         (322,000)        42,000       (499,000)
--------------------------------------------------------------------------------------
Net change in cash                            (5,828,000)    (1,830,000)      (259,000)
Cash at beginning of year                      8,477,000      2,649,000        819,000
--------------------------------------------------------------------------------------
Cash at end of year                        $   2,649,000    $   819,000   $    560,000
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31,1993, 1994, and 1995           Summagraphics Corporation and Subsidiaries

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company is primarily engaged in the manufacture and sale of digitizing tablets (computer input devices), and plotters (computer output devices). These products are used in applications with high performance computer graphics systems such as computer-aided design (CAD). The Company engages in the manufacture and sale of cutters. The Company also owns a mail-order distributor of CAD related equipment and software. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents

For the purpose of cash flows, the Company considers all highly liquid investments with maturities of three (3) months or less to be cash equivalents. The Company had no cash equivalents at May 31, 1994 and 1995.

Inventories

Inventories are stated at the lower of cost or market. Cost is applied on a first-in, first-out (FIFO) basis; market is determined on the basis of estimated net realizable value. The Company reserves for inventory that is determined to be obsolete or substantially in excess of forecasted demand.

Fixed Assets

Fixed assets acquired are stated at cost. Equipment and furniture under capital leases are stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease.

Building depreciation is provided on the straight-line method over a period of fifteen (15) years, depreciation of furniture and fixtures and machinery and equipment (including amortization of assets covered by capital leases) is provided on the straight-line method, based on estimated useful lives ranging from three (3) to ten (10) years. Amortization of leasehold improvements is provided over the lesser of estimated useful life of the improvement or the life of the lease. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

Intangible Assets

Goodwill represents the amount by which the cost to purchase Houston Instrument exceeded the fair market value of the related net assets. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through projected future operating cash flows before interest over the remaining amortization period. As a result of this ongoing review, the Company reduced the original life of the goodwill from forty (40) to twenty-five (25) years. The effect of the change in fiscal 1995, which was recorded prospectively, is $53,000.

Other acquired identifiable intangible assets are amortized using the straight-line method over lives not exceeding seven and one-half (7.5) years.

WARRANTY RESERVE

The Company provides warranties on its products for various periods. The Company reserves for future warranty costs based on historical failure rates and repair costs.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped to customers. Under contract, certain customers may return a small percentage of the prior quarter's net purchases provided the product is in resale condition and a new order of equal value is placed for delivery within thirty (30) days. The Company carries reserves for these and other returns based on historical trends.

INCOME TAXES

Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Prior to June 1, 1992, the Company recorded taxes under the provisions set forth in Statement of Financial Accounting Standards No. 96.

PER SHARE DATA

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated by using the Treasury Stock method.

FOREIGN EXCHANGE

Assets and liabilities of foreign subsidiaries generally are translated into U.S. Dollars at exchange rates in effect at the end of the year whereas revenues and expenses are translated using average exchange rates that prevailed during the year. Gains and losses that result from this process are shown as an adjustment in stockholders' equity.

RECLASSIFICATIONS

Certain reclassifications have been made to conform to prior years' data to the current presentation.

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with CAD Warehouse, Inc., an S - Corporation, on November 10, 1994 in exchange for 510,000 shares of the Company's common stock. The merger was accounted for using the pooling of interest method.

NOTE 2:  RESTRUCTURING, LEASE ABANDONMENT AND OTHER CHARGES

In the fourth quarter of 1993, the Company incurred an $8,487,000 restructuring charge in response to the difficult worldwide economic conditions as well as to maximize cost efficiencies. The restructuring charge was provided to cover costs of reductions in workforce, and the relocation of the Company's Connecticut manufacturing operations to its Texas facility. The charge included a provision of $248,000 for fixed assets write-downs due to the consolidation, $2,606,000 of lease and leasehold improvement costs for the unused portion of its Connecticut facility, $2,629,000 for severance and related charges due to a fifteen percent (15%) reduction of workforce in June, 1993, and $1,636,000 for manufacturing consolidation costs consisting of moving, relocation, and severance. At May 31, 1995, $1,804,000 of this liability, related to the Connecticut lease, remained. This remaining amount will be utilized over the approximately four (4) years remaining on the lease.

In the fourth quarter of 1995, the Company decided to abandon its leased facility in Connecticut, and accordingly recorded a liability of $2,228,000 related to the furtherance of the Company's consolidation of operations to Austin, Texas. This abandoned lease liability relates to the remaining lease and leasehold improvement costs associated with the Company's Connecticut facility. This liability will be funded over the approximately four (4) years remaining on the lease.

NOTE 3:  INTANGIBLE AND OTHER ASSETS

Significant components of intangible and other assets at May 31, 1994 and 1995 are as follows:



                                               1994               1995
                                               ====               ====

Goodwill                                    $9,570,000         $9,912,000
Other acquired intangibles                   2,789,000          2,941,000
                                            ==========         ==========
                                            12,359,000         12,853,000
Less accumulated amortization                3,232,000          3,903,000
                                            ==========         ==========
                                             9,127,000          8,950,000
Other assets                                   382,000            226,000
                                            ==========         ==========
                                            $9,509,000         $9,176,000
                                            ==========         ==========

NOTE 4: ACCRUED LIABILITIES

Significant components of accrued liabilities at May 31, 1994 and 1995 are as follows:


                                               1994               1995
                                               ====               ====

Payroll and other compensation              $1,461,000         $1,223,000
Federal, state, foreign, and payroll
     withholding taxes                         774,000            444,000
Sales returns and allowances                 1,040,000          3,026,000
Restructuring and lease abandonment costs    2,081,000          1,039,000
Other                                        3,918,000          4,887,000
                                            ==========         ==========
                                            $9,274,000        $10,619,000
                                            ==========         ==========

NOTES 5:  INDEBTEDNESS AND LIQUIDITY

A.  Long-Term Debt
    Long-term debt at May 31, 1994 and 1995 consists of the following:

                                               1994               1995
                                               ====               ====

Convertible subordinated note (i)           $        -         $        -


Other (ii)                                   1,095,000          2,140,000
                                            ==========         ==========
                                             1,095,000          2,140,000

Less current portion                           148,000            561,000
                                            ==========         ==========
                                            $  947,000         $1,579,000



The aggregate maturities of long-term debt are as follows:


1996                                                         $  561,000
1997                                                            490,000
1998                                                            352,000
1999                                                            105,000
2000 and thereafter                                             632,000
                                                             ==========
                                                             $2,140,000
                                                             ==========

(i)   Convertible Subordinated Note

In connection with the acquisition of Houston Instrument, the Company issued to the seller an 8%, five-year, interest only, $5,000,000 convertible subordinated note due on May 1, 1995. The note was convertible at anytime after May 1, 1991 into 333,333 shares of common stock of the Company at $15.00 per share, subject to adjustment, through the exercise of attached warrants. In July, 1992, the Company exercised its option to prepay $2,500,000, thereby reducing the remaining note balance to $2,500,000. In May, 1994, the Company repurchased the note (with a remaining balance of $2,500,000) for $1,800,000, resulting in an extraordinary gain of $645,000. In connection with the note repayment, the Company canceled the existing 333,000 warrants and issued 300,000 new warrants to purchase shares of the Company's common stock (150,000 of which expired on May 1, 1995 and 150,000 of which are exercisable at $9.00 a share, subject to adjustment, and expire on May 1, 1997).

(ii)  Other

Consists of local borrowings of a Belgian subsidiary, including a $1,054,000 mortgage due in the year 2005, on the subsidiary's facility in Gistel, Belgium. Interest rates on this debt range from 7.55% to 10% per annum.

Also, in December 1994, the Company entered into a loan agreement (Loan Agreement) that provides financing for capital expenditures through May 31, 1995, to a maximum amount of $2,500,000. The Company received funding under this agreement in the amount of $1,153,000, through May 31, 1995, which is payable over a period of three (3) years at a rate based on London InterBank Offered Rate (LIBOR). In May 1995, the agreement was extended to August 31, 1995. Under the terms of the agreement, the Company is subject to certain covenants and restrictions. At May 31, 1995, the Company was in default with respect to certain of the covenants. On September 18, 1995, the Company executed an agreement which waives the existing events of default and provides for amendments to the financial covenants acceptable to both the lender and the Company.

B.  REVOLVING CREDIT AGREEMENTS

On October 12, 1992, one of the Company's Belgian subsidiaries entered into a $4,000,000 Credit Agreement. This agreement has no defined expiry date and requires the bank to give six (6) months notice of termination, if no defaults exist. Borrowings under this agreement may be in the form of various bank instruments, in various currencies and at various rates, at the Company's option, and are secured by essentially all of the subsidiary's assets except real property. Under the terms of the agreement, the subsidiary is subject to certain covenants and restrictions. As of May 31, 1995, the subsidiary was in compliance with all covenants and restrictions. At May 31, 1995, $1,452,000 was available under this agreement.

In July, 1994, the Company entered into an $8,000,000 Credit Agreement (U.S. Credit Agreement) with a new bank replacing the $6,000,000 facility in place at May 31, 1994. Under the terms of the agreement, the Company is subject to certain covenants and restrictions. Borrowings under this agreement may be in the form of various bank instruments at rates based on the bank's base rate and are secured by substantially all of the Company's North American assets. At May 31, 1995, the Company was in default under the terms of the Credit Agreement.

On September 18, 1995 the Company received a commitment to amend the existing Credit Agreement to extend the maturity date to September 30, 1996, waive the existing events of default, reduce the facility to $7,000,000, and to adjust the facility pricing and covenants and restrictions. At May 31, 1995, there was no incremental availability under this agreement. In return for the commitment, the Company has agreed to issue, at market value, warrants to acquire shares of the Company's common stock and to apply a portion of proceeds from certain cash inflows outside the ordinary course of business, if any, to outstanding principal.

C.  LIQUIDITY

The Company experienced a significant loss in 1995 as a result of its decision to abandon its lease in Connecticut, the delayed introduction of a significant new product, charges related to downsizing operations in North America, write-offs of idle fixed assets and excess or obsolete inventories and significant competitive pressures primarily related to its plotter product lines. The Company has developed a plan to return to profitable levels during fiscal 1996 which include outsourcing certain of its manufacturing and distribution requirements as well as reducing expenditures in all areas. The waiver received on the U.S. Credit Agreement was based in part, on management's projections of future operations and cash flows. The ability of the Company to achieve its projections is dependent upon various factors, some of which may be outside the control of the Company. In addition, management is considering various alternatives to raise additional funds including additional debt or equity financing and/or sales of certain operating assets. However, there can be no assurance that any such alternatives can be successfully consummated.

NOTE 6:  STOCKHOLDERS' EQUITY

A.  COMMON STOCK RESERVED

    The following shares of common stock are reserved for issuance at May 31, 1995:
     Stock option plans:
     Employee stock plan                                        1,213,000

     Non-employee director stock option plan                       75,000
     Performance unit plan                                         50,000
                                                                =========
                                                                1,338,000
     Warrants                                                     150,000
Employee stock purchase plan                                       35,000
                                                                =========
                                                                1,523,000
                                                                =========

B.   Stock Option Plans

The Company's 1987 Stock Option Plan provides for the granting to directors, consultants, officers, and other employees of options to purchase a total of 1,350,000 shares of common stock.

The Company's 1988 Non-Employee Director Stock Option Plan ("Directors' Plan") for outside directors provides for the issuance of options for 75,000 shares of common stock exercisable for a period of ten (10) years from date of the option grant. Under the Directors' Plan, each member of the Board of Directors ("Board") who is neither an employee nor an officer of the Company will be automatically granted on October 31 of each year an option to purchase 3,000 shares of the Company's common stock.

In addition to these two plans, the Board may also grant qualified and non-qualified options, stock purchase rights, and stock awards.

Any options, awards, etc., granted under these plans are required to be at prices which are not less than the fair market value per share of common stock on the date of grant. The options, awards, etc., shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board may specify. Each option shall expire on the date specified by the Board, subject to earlier termination provisions, but not more than, under 1987 Stock Plan, ten (10) years and one day and, under the Directors' Plan, ten (10) years, from the date of grant.

A summary of changes in stock issuable under employee and non-employee option plans follows:



                                                                Range of
                                            Shares           Exercise Prices
                                            ======           ================
Outstanding at May 31, 1992                 501,000         $6.00   -   $13.25
     Granted                                285,000          3.75   -     9.00
     Exercised                              (8,000)          4.00   -     9.00
     Canceled                             (152,000)          7.00   -    12.00
                                          =========         ==================
Outstanding at May 31, 1993                 626,000          3.75   -    13.25
     Granted                                543,000           .01   -     7.13
     Exercised                             (18,000)          3.50   -     7.13
     Canceled                             (202,000)          3.13   -    11.50
                                          =========         ==================
Outstanding at May 31, 1994                 949,000           .01   -    13.25
     Granted                                182,000          3.13   -     8.63
     Exercised                             (62,000)          3.13   -     8.00
     Canceled                             (225,000)          3.13   -    13.25
                                          =========         ==================
Outstanding at May 31, 1995                844,000           $.01   -    $9.00
                                          =========         ==================

At May 31, 1995, 424,000 options were exercisable at prices ranging from $.01 to $9.00 a share.

C.  Employee Stock Purchase Plan

The 1988 Employee Stock Purchase Plan which was approved by stockholders in 1989, provides that eligible employees may authorize payroll deductions between 2% and 10% of their regular pay to purchase up to a maximum of 2,000 shares of the Company's common stock in a fiscal year. The purchase price of the stock is the lesser of 85% of the average market price of the Company's common stock on either the first or last business day of the Payment Period. Payment Periods begin on June 1 and December 1 each year. The aggregate number for shares which may be purchased under this plan is 250,000, of which 215,000 have been purchased to date.



D.  Performance Unit Plan

The 1989 Performance Unit Plan which was approved by stockholders in fiscal 1990, provides that officers and key employees of the Company may be granted performance units by the Board or a committee comprised of at least three (3) Board members (no such committee has been appointed). Performance units, which are the equivalent of $100 each, may be granted either in cash or shares of common stock or any combination thereof, to participants upon the attainment of certain achievement objectives as established by the Board. No performance units have been granted to date.

NOTE 7:  FOREIGN AND DOMESTIC OPERATIONS, EXPORT SALES, AND MAJOR CUSTOMERS

Sales, operating income (loss), and identifiable assets of the Company by geographical area are as follows:


Years Ended May 31,                     1993           1994           1995
                                        ----           ----           ----
Sales to unaffiliated customers:
 United States                      $ 45,147,000   $ 42,175,000   $ 34,228,000
 Europe                               21,881,000     21,435,000     27,381,000
 Other                                14,376,000     14,145,000     16,885,000
                                    ============   ============   ============
                                    $ 81,404,000   $ 77,755,000   $ 78,494,000
                                    ============   ============   ============
Operating Income (Loss):
 United States                      $(11,367,000)  $  1,426,000   $ (9,647,000)
 Europe                               (4,255,000)       954,000      2,208,000
 Other                                (1,128,000)       284,000     (3,184,000)
                                    ============   ============   ============
                                    $(16,750,000)  $  2,664,000   $(10,623,000)
                                    ============   ============   ============


Balance at May 31,                     1993            1994           1995
                                       ----            ----           ----
Identifiable Assets:
 United States                      $ 38,237,000   $ 35,082,000   $ 34,898,000
 Europe                               20,066,000     18,751,000     21,987,000
 Eliminations                         (6,028,000)    (6,497,000)    (3,284,000)
                                    ============   ============   ============
                                    $ 52,275,000   $ 47,336,000   $ 53,601,000
                                    ============   ============   ============

During 1993, 1994, and 1995, export sales were $14,376,000, $14,145,000, and
$16,885,000, respectively. No one customer accounted for greater than ten percent (10%) of net sales in any of these years.

NOTE 8:  INCOME TAXES

A $187,000 provision for income taxes was recorded in 1995 (none was recorded in 1994 or 1993). The provision (benefit) for income taxes consists of the following for 1993, 1994, and 1995:

Year ended May 31, 1993         Current        Deferred       Total
                                -------        --------       -----
 Federal                       $(411,000)     $ 789,000     $ 378,000
 State                                 -        (88,000)      (88,000)
 Foreign                               -       (290,000)     (290,000)
                               =========      =========     =========
     Total                     $(411,000)     $ 411,000     $       -
                               =========      =========     =========

Year ended May 31, 1994         Current        Deferred       Total
                                -------        --------       -----
 Federal                       $       -      $       -     $       -
 State                                 -              -             -
 Foreign                               -              -             -
                               =========      =========     =========
     Total                     $       -      $       -     $       -
                               =========      =========     =========

Year ended May 31, 1995         Current        Deferred       Total
                                -------        --------       -----
 Federal                       $(400,000)     $       -     $(400,000)
 State                                 -              -             -
 Foreign                          21,000        566,000       587,000
                               ==========     ==========    =========
     Total                     $(379,000)     $ 566,000     $ 187,000
                               ==========     ==========    ==========


Effective June 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The components of the net deferred tax asset (liability) as of May 31, 1994 and 1995 were as follows:



                                        U.S. Federal
As of May 31, 1994                        & State             Foreign
                                        ------------          -------
Deferred tax assets:
 Other assets                           $   328,000         $         -
 Inventory reserves                       1,495,000                   -
 Restructuring accruals                   1,261,000             354,000
 Other miscellaneous items                1,180,000             197,000
 Tax credit carryforwards                 1,986,000                   -
 Net operating loss carryforwards         1,708,000           2,085,000
 Valuation allowance                     (7,440,000)           (901,000)
                                        ===========         ===========
   Total deferred tax asset                 518,000           1,735,000
Deferred tax liabilities:
 Property, Plant, and Equipment             518,000                   -
 Tax deductible goodwill                          -           1,735,000
                                        ===========         ===========
   Total deferred tax liability             518,000           1,735,000
                                        ===========         ===========
Net deferred tax asset (liability)      $         -         $         -
                                        ===========         ===========

                                          U.S. Federal
As of May 31, 1995                          & State             Foreign
Deferred tax assets:
 Other assets                            $    944,000         $   153,000
 Inventory and warranty reserves            1,792,000                   -
 Restructuring accruals                     2,283,000              51,000
 Accounts receivable and return reserves    1,201,000                   -
 Tax credit carryforwards                   1,689,000                   -
 Net operating loss carryforwards           3,598,000           2,361,000
 Valuation allowance                      (10,518,000)            (79,000)
                                         ============         ===========
   Total deferred tax asset                   989,000           2,486,000
                                         ============         ===========
Deferred tax liabilities:
 Property, plant, and equipment               989,000                   -
 Tax deductible goodwill                            -           2,984,000
   Total deferred tax liability               989,000           2,984,000
                                         ============         ===========
Net deferred tax asset (liability)       $          -         $  (498,000)
                                         ============         ===========

The valuation allowance for deferred tax assets as of June 1, 1994 was $8,341,000. The net change in the valuation allowance for the year ended May 31, 1995 was an increase of $2,256,000. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of May 31, 1995 will be allocated as follows:


Income tax benefit that would be reported in the
  consolidated statement of operations                    $    10,343,000
Goodwill                                                          254,000
                                                          ===============
                                                          $    10,597,000
                                                          ===============


The provision for income taxes varies from the amounts computed by applying the U.S. Federal Income Tax rate of thirty-four percent (34%) as follows:


                                           1993                 1994                  1995
                                          Amount        %      Amount        %       Amount         %
                                          ------        -      ------        -       ------         -
Computed "expected" tax
expense (benefit)                     $(5,724,000)    (34.0)  $ 947,000     34.0   $(3,880,000)   (34.0)
Increase (reduction)
resulting from:
 Benefit of Subchapter S
  Corporation status                     (169,000)     (1.0)   (333,000)   (11.9)     (156,000)    (1.4)
 Change in the beginning of
  the year balance of the
  valuation allowance for
  deferred tax assets
  allocated to income tax
  expense                               6,298,000      37.4    (690,000)   (24.8)    2,256,000     19.8
 Differing foreign tax rates             (166,000)     (1.0)     57,000      2.0       104,000      0.9
 State taxes-net of federal
  benefit                                (223,000)     (1.3)          -        -             -        -
 Amortization of goodwill                  28,000        .2      26,000       .9     2,099,000     18.4
 Other  differences                       (44,000)      (.3)     (7,000)     (.2)     (236,000)    (2.1)
                                    =============     ======  =========    =====   ===========    =====
                                    $          -           -  $       -        -   $   187,000      1.6
                                    =============     ======  =========    =====   ===========    =====

At May 31, 1995, the Company had available NOL carryforwards of approximately $10,584,000 and $5,874,000 for U.S. and foreign tax reporting purposes, respectively. The NOL carryforwards for tax reporting purposes expire in varying amounts in the U.S. through the year 2009. The NOL's in foreign jurisdictions carryforward indefinitely. Further, the Company has general business credit carryforwards of approximately $669,000 which expire through the year 2007, foreign tax credits of $514,000 which expire through the year 2000, and alternative minimum tax carryforwards of $322,000 which have no expiration dates.

U.S. and foreign income (loss) from operations before federal, state, and foreign income taxes are as follows:



                              1993          1994         1995
U.S.                    $(13,759,000)  $ 2,326,000  $(13,034,000)
Foreign                   (3,076,000)      461,000     1,622,000
                        ============   ===========  ============
                        $(16,835,000)  $ 2,787,000  $(11,412,000)
                        ============   ===========  ============

The Company is currently undergoing an audit of its 1991 through 1993 U.S. Federal income tax returns. There have been no material deficiencies asserted by the IRS for the audit to date.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

A.  Leases

In May, 1992, the Company concluded a sale and leaseback of its Austin, Texas facility. The Company recorded a $612,000 gain on the sale which was deferred and is being amortized over the lease term. The lease is an eighteen (18) year operating lease expiring in the year 2010. The lease provides for a fixed rental charge, plus additional rent based on increases in the Consumer Price Index. Under the terms of the agreement, the Company is subject to certain covenants and restrictions. At May 31, 1995, the Company was in default with certain of the covenants. On September 20, 1995, the lessor committed to waive defaults at May 31, 1995 and to forbear against exercising remedies to financial covenant violations in exchange for commitments to specific performance by the Company through August 31, 1996.

The Company leases various assets used in its operations, primarily buildings and equipment. Substantially all of the leases provide that the Company pay for maintenance and insurance.

Future minimum lease payments for leased capital assets total $607,000 of which $48,000 represents interest. Capital leases and non-cancelable operating leases, exclusive of the Connecticut facility, at May 31, 1995 require the following annual minimum lease payments:

                                  Capital            Operating
                                  Leases               Leases
                                  -------            ---------
1996                              $312,000          $ 1,049,000
1997                               270,000            1,009,000
1998                                25,000              946,000
1999                                     -              899,000
2000                                     -              865,000
Later years                              -            8,626,000
                                  ========          ===========
                                  $607,000          $13,394,000
                                  ========          ===========


Rental expense on operating leases for 1993, 1994, and 1995 was $1,803,000, $1,530,000 and $1,686,000, respectively. The original cost and net book value of furniture and equipment under capital lease at May 31, 1995 was $1,776,000 and $164,000, respectively.

B. Employee 401 (k) Plan

The Company's 401(k) Plan covers all full-time employees who have completed six
(6) months of continuous employment and are eighteen (18) years of age or older. Under the terms of the plan an employee may contribute up to twenty percent (20%) of annual compensation, up to five percent (5%) of which will be matched by the Company at 25%, 50%, 75% or 100% of the employee contribution depending on years of service. Employee contributions vest fully upon contribution while employer contributions vest twenty percent (20%) per year. Employer contributions for 1993, 1994, and 1995 were $268,000, $0 and $0, respectively. Additional contributions may be authorized by the Board of Directors predicated on Company performance.

C. Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position or results of operations taken as a whole.

NOTE 10:  SUPPLEMENTARY CASH FLOW INFORMATION AND OTHER

For the years ended May 31, 1993, 1994, and 1995 certain supplementary cash flow information follows:



                                    1993           1994          1995
                                 --------       --------       --------
Cash paid during the year for:
  Interest                       $450,000       $421,000       $609,000
  Income taxes                   $499,000       $      -       $      -
Non-cash financing activities,
  capital leases                 $693,000       $175,000       $ 15,000


In the fourth quarter of fiscal 1995, the Company incurred various non-recurring/unusual charges, including charges related to lease abandonment, manufacturing outsourcing, unusual new product introduction costs and excess inventory allowances which aggregated approximately $9 million.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Summagraphics Corporation:

We have audited the accompanying consolidated balance sheets of Summagraphics Corporation and subsidiaries as of May 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summagraphics Corporation and subsidiaries as of May 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



                                                 /s/  KPMG Peat Marwick LLP
Austin, Texas
June 27, 1995, except as to notes 5 and 9
     which are as of September 20, 1995.

Summagraphics Corporation and Subsidiaries

Selected Financial Information


(000s omitted, except per share data)       1991        1992        1993       1994        1995
--------------------------------------------------------------------------------------------------
Statement of Operations Data:
  Net sales                               $ 80,794   $ 77,295   $ 81,404    $ 77,755    $ 78,494
  Operating income (loss)                    7,644        810    (16,750)      2,664     (10,623)
  Income (loss) before extraordinary
    gain and cumulative effect of change
    in accounting method                     4,673     (1,231)   (16,835)      2,142     (11,599)
  Extraordinary gain                             -          -          -         645           -
  Cumulative effect of change in
    accounting for income taxes                  -          -        411           -           -
  Net income (loss)                          4,673     (1,231)   (16,424)      2,787     (11,599)
Net income (loss) per common share:
  Income (loss) before extraordinary
    gain and cumulative effect of change
    in accounting method                      1.14      (0.30)     (3.89)       0.47       (2.56)
  Extraordinary gain                             -          -          -        0.14           -
  Cumulative effect of change in
     accounting for income taxes                 -          -       0.09           -           -
  Net income (loss) per common share      $   1.14   $  (0.30)  $  (3.80)   $   0.61    $  (2.56)
  Weighted average shares used in
    computing net income (loss) per
    common share                             4,116      4,113      4,323       4,519       4,537
Balance Sheet Data:
  Working capital                         $ 16,421   $ 23,982   $ 11,329    $ 11,923    $  5,613
  Total assets                              59,594     61,086     52,276      47,336      53,601
  Long-term debt                             5,370      5,261      3,627         947       1,579
  Retained earnings (accumulated deficit)    2,443      1,213    (15,661)    (13,830)    (25,879)
  Stockholders' equity                    $ 39,519   $ 39,039   $ 22,314    $ 24,077    $ 14,404
--------------------------------------------------------------------------------------------------

Quarterly Results of Operations

(000s omitted, except per share data)

1994                                                  Aug. 31    Nov. 30     Feb. 28      May 31
--------------------------------------------------------------------------------------------------
Net sales                                            $ 17,130   $ 19,479    $ 19,460    $ 21,686
Operating income (loss)                                  (566)     1,038         852       1,330
Income (loss) before income taxes and
  extraordinary  gain                                    (708)       910         679       1,261
Extraordinary gain                                          -          -           -         645
Net income (loss)                                        (725)       927         679       1,906
Net income (loss) per common share:
  Income (loss) before extraordinary
    gain                                                (0.16)      0.21        0.15        0.27
  Extraordinary gain                                        -          -           -        0.14
  Net income (loss) per common share                  $ (0.16)  $   0.21    $   0.15    $   0.41
--------------------------------------------------------------------------------------------------
1995                                                  Aug. 31    Nov. 30     Feb. 28      May 31
--------------------------------------------------------------------------------------------------
Net sales                                            $ 18,651   $ 20,419    $ 22,273    $ 17,151
Operating income (loss)                                   294        487         516     (11,920)
Income (loss) before income taxes                         303        384         180     (12,279)
Net income (loss)                                         303        384         180     (12,466)
Net income (loss) per common share                    $  0.06   $   0.08    $   0.04    $  (2.74)
--------------------------------------------------------------------------------------------------

Note - The Consolidated Financial Statements of the Company have been restated
----
to give retroactive effect to the merger with CAD Warehouse, Inc. (See note 1 of Notes to the Consolidated Financial Statements).

  COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG SUMMAGRAPHICS CORPORATION,
               NASDAQ US INDEX AND NASDAQ COMPUTER MANUFACTURERS


                               Indexed to 5/31/90
      NASDAQ US Index     NASDAQ Computer Manufacturers    Summagraphics
          $  100                     $  100                   $  100
          $  114                     $  115                   $  110
          $  133                     $  126                   $   59
          $  160                     $  153                   $   31
          $  169                     $  125                   $   56
          $  201                     $  185                   $   23


                             [GRAPH APPEARS HERE]