Form 10-Q
period 1995-08-31
SUMMAGRAPHICS CORP
filed 1995-10-27
CIK 818470

===============================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                            ----------------------

                                  Form 10-Q

                               Quarterly Report
                       under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                            ----------------------

For Quarter ended August 31, 1995             Commission file number 0-16071


                          Summagraphics Corporation
            (Exact name of Registrant as specified in its charter)

                            ----------------------

         Delaware                           3573                  06-0888312
(State or other jurisdiction    (Primary standard industrial  (I.R.S. Employer
incorporation or organization)  classification code number)  identification No.)


                              8500 Cameron Road
                             Austin, Texas 78754
                                (512) 835-9000

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

                        Yes     X          No ___
                               ---
Number of common shares outstanding at August 31, 1995 - 4,596,000
                                                         ---------

                  Summagraphics Corporation and Subsidiaries
                              Index to Form 10-Q
                               August 31, 1995


Part I. Financial Information                                                Page No.
        Consolidated Balance Sheets - May 31, 1995 and August 31, 1995...........3

        Consolidated Statements of Operations for the Three Months ended
                August 31, 1994 and August 31, 1995..............................4

        Consolidated Statements of Cash Flows for the Three Months ended
                August 31, 1994 and August 31, 1995..............................5

        Notes to Consolidated Financial Statements...............................6

        Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................7


Part II. Other Information

        Item 1.  Legal Proceedings...............................................8

        Item 6.  Exhibits and Reports on Form 8-K................................8


Signatures.......................................................................9


                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                August 31,
                                              May 31,              1995
                                               1995             Unaudited
                                           ------------        ------------
Current Assets
Cash                                       $    560,000        $  1,122,000
Accounts receivable (less allowance for
  doubtful accounts:
  May 31, 1995 - $954,000
  August 31, 1995 - $913,000)                18,039,000          12,676,000
Inventories:
  Materials                                   9,881,000           5,628,000
  Work-in-process                             2,504,000           3,809,000
  Finished goods                              6,998,000           6,010,000
                                           ------------        ------------
                                             19,383,000          15,447,000
Prepaid expenses and other current assets     1,136,000           1,778,000
                                           ------------        ------------
    Total current assets                     39,118,000          31,023,000
Fixed assets:
  Land                                          344,000             325,000
  Building                                    1,616,000           1,525,000
  Machinery and equipment                    13,861,000          14,137,000
  Furniture and fixtures                      1,241,000           1,139,000
  Leasehold improvements                      1,044,000             818,000
  Construction in progress                      389,000             523,000
                                           ------------        ------------
                                             18,495,000          18,467,000
  Less accumulated depreciation and
   amortization                             (13,188,000)        (13,523,000)
                                           ------------        ------------
   Net fixed assets                           5,307,000           4,944,000

Intangible and other assets, net of
 accumulated amortization                     9,176,000           8,629,000
                                           ------------        ------------
                                           $ 53,601,000        $ 44,596,000
                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $ 12,500,000        $  9,556,000
  Accrued liabilities                        10,619,000           7,250,000
  Notes payable to banks                      9,548,000           9,749,000
  Current portion of long-term debt             561,000             617,000
  Current obligations under capital
   leases                                       277,000             274,000
                                           ------------        ------------
    Total current liabilities                33,505,000          27,446,000
Long-term liabilities, less current
 portion:
  Long-term debt                              1,579,000           1,551,000
  Capital lease obligations                     282,000             213,000
  Deferred gain on sale of building             476,000             468,000
  Restructuring, lease abandonment and
   other charges                              3,355,000           3,095,000
                                           ------------        ------------
    Total liabilities                        39,197,000          32,773,000
                                           ------------        ------------

Stockholder's equity:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares                       --                  --
  Common stock, $.01 par value;
   authorized 20,000,000 shares,
   issued 4,645,000 and 4,645,000 shares,
   respectively                                  46,000              46,000
  Additional paid-in capital                 39,111,000          39,117,000
  Accumulated deficit                       (25,879,000)        (27,771,000)
  Cumulative translation adjustment           1,601,000             906,000
  Less: Treasury stock at cost--49,000
         shares                                (465,000)           (465,000)
        Stockholder note receivable             (10,000)            (10,000)
                                           ------------        ------------
    Total stockholders' equity               14,404,000          11,823,000
                                           ------------        ------------
                                           $ 53,601,000        $ 44,596,000
                                           ============        ============

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                 Three Months Ended
                                             August 31,    August 31,
                                                1994          1995
                                            -----------   -----------
Net sales                                   $18,651,000   $15,789,000
Cost of sales                                12,533,000    12,217,000
                                            -----------   -----------

  Gross profit                                6,118,000     3,572,000

Selling, general and administrative           4,255,000     4,114,000
Research and development                      1,569,000     1,155,000
                                            -----------   -----------

  Operating income                              294,000    (1,697,000)

Other income (expense):
  Interest income                                 4,000         3,000
  Interest expense                              (51,000)     (278,000)
  Miscellaneous, net                             56,000        80,000
                                            -----------   -----------
                                                  9,000      (195,000)

Income before income taxes                      303,000    (1,892,000)

Provision for income taxes                           --            --
                                            -----------   -----------
  Net income                                $   303,000   $(1,892,000)
                                            ===========   ===========

Net income per common share                 $      0.06   $     (0.41)
                                            ===========   ===========

Weighted average shares used in computing
 net income per common share                  4,768,000     4,596,000


See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW REPRESENTING
                         INCREASES (DECREASED) IN CASH
                                   UNAUDITED

                                                 Three Months Ended
                                             August 31,     August 31,
                                                1994           1995
                                            -----------   ------------
Cash flows from operating activities:
  Net income                                $   303,000   $(1,892,000)
  Adjustments to reconcile net income to
   net cash used in (provided by)
   operating activities:
    Depreciation and amortization               901,000       609,000
    Loss on sale of fixed assets                (17,000)       (4,000)
    Compensation in form of stock                    --         6,000
  Changes in assets and liabilities:
    Accounts receivable                       2,475,000     5,118,000
    Inventories                                (375,000)    3,628,000
    Prepaid and other current assets           (171,000)     (709,000)
    Accounts payable                         (1,983,000)   (2,870,000)
    Accrued liabilities                        (917,000)   (3,301,000)
    Other liabilities                          (120,000)     (260,000)
                                            -----------   -----------
     Net cash provided by operating
      activities                                 96,000       325,000
                                            -----------   -----------

Cash flows from investing activities:
  Capital expenditures                         (245,000)     (184,000)
  Proceeds from sale of fixed assets              8,000            --
  Intangible assets, principally
   patent costs                                      --        21,000
                                            -----------   -----------
    Net cash used in investing activities      (237,000)     (163,000)
                                            -----------   -----------

Cash flows from financing activities:
  Net proceeds from notes payable             1,052,000       358,000
  Proceeds from sale of common stock             22,000            --
  Proceeds from long-term debt                       --        91,000
  Payment of cash dividends                    (220,000)           --
  Repayments of long-term debt and capital
   lease obligations                           (129,000)      (67,000)
                                            -----------   -----------
    Net cash provided by financing
      activities                                725,000       382,000
                                            -----------   -----------
Effect of exchange rate changes on cash        (126,000)       18,000
                                            -----------   -----------
Net change in cash                              458,000       562,000
                                            -----------   -----------
Cash at beginning of period                     819,000       560,000
                                            -----------   -----------
Cash at end of period                       $ 1,277,000   $ 1,122,000
                                            ===========   ===========


See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1995


(1)     Financial Statement Presentation

        The financial statements of Summagraphics Corporation and its subsidiaries (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and the results of operations for such interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended May 31, 1995 included in the Company's filing with the SEC on Form 10-K. The results for these interim periods are not necessarily indicative of the results for the respective fiscal years.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1995


Results of Operations

     Net sales in the first quarter of fiscal 1996 decreased 16% to $15,789,000 from $18,651,000 in the comparable period last year. Sales in Europe were flat with last year and the sales decline occurred in the North America and Asia/Pacific sales regions. The Company has continued to experience lower than expected sales of pen plotters and has not been able to offset this sales decline with sales of its SummaJet inkjet printer which, as previously disclosed, was introduced later than scheduled and has hindered the Company's efforts to recover its delayed market opportunity. Sales were also adversely affected by price reductions and continuing efforts to reduce customer on-hand inventories of the Company's products primarily in North America.

     Gross margin for the first quarter declined to 23% or $3,572,000 versus 32% or $6,117,000 in the previous year due to the lower sales volumes as well as price reductions taken since last year primarily on pen plotters and small format digitizers.

     Selling, general and administrative expense (SG+A), as a percentage of net sales, increased from 22% or $4,255,000 in the first quarter of 1995 to 26% or $4,114,000 in the first quarter of 1996. This percentage increase was due to the lower sales level during the most recent quarter. SG+A on an actual expenditure basis decreased from the preceding year by $141,000 reflecting cost reduction programs put in place by the Company.

     Research and development expenditures as a percentage of net sales decreased from 8% or $1,569,000 in 1995 to 7% or $1,115,000 in 1996. This
reduction reflects cost reduction programs put in place by the Company as well as the absence of any major development programs for output products in the current quarter.

     Net interest expense in the first quarter of fiscal 1996 increased to $278,000 from $51,000 in the same period in 1995, reflecting the increase in average short-term debt outstanding from the prior year.

     Other miscellaneous income and expense in the first quarter of 1996 reflected income of $80,000 versus expense of $57,000 in 1994. The change in miscellaneous income and expense is primarily due to currency transaction gains and losses.

     The Company had pre-tax loss of $1,892,000 in the first quarter compared to pre-tax income of $303,000 in last year's first quarter.

     The Company did not record a tax provision for the three month period ended August 31, 1995 as a result of the current period losses recorded by the Company.

Liquidity and Capital Resources

     The Company's sources of liquidity consist of on-hand cash balances, a $4,000,000 revolving credit facility in Belgium, vendor credit and cash generated from operations. The Company's availability under its Belgian bank credit line is calculated based upon percentages, as determined by the bank, of certain eligible receivables and to a lesser extent inventories. The Company does not have any availability under its current domestic credit facility. The Company has substantial investment in inventories for its ink jet plotter, thermal wax printer and pen plotters. Because of this investment, the Company will not be required to purchase a substantial portion of the materials required to build these output devices during the first two quarters of fiscal 1996. As of August 31, 1995 cash and short-term investments totaled $1,122,000 and $1,246,000 was available under its Belgian revolving credit line.

     During the three month period, the Company utilized its cash balances and bank credit facilities to fund operations, working capital, capital expenditures and other costs. Charges against the restructuring reserve established in 1993 and the lease abandonment reserve established in 1995, both related to the former corporate office lease space in Connecticut, for the quarter ended August 31, 1995 was $266,000.

     The Company experienced a significant loss in the first quarter of fiscal 1996. The Company has developed a plan to return to profitable levels during fiscal 1996 which include outsourcing certain of its manufacturing and distribution requirements as well as reducing expenditures in all areas. The waiver received on the U.S. Credit Agreement was based in part, on management's projections of future operations and cash flows. The ability of the Company to achieve its projections is dependent upon various factors, some of which may be outside the control of the Company. Additionally, management is considering various other alternatives to raise additional funds including debt or equity financing and/or sales of certain operating assets. The Company has retained the services of Broadview Associates to assist the Company with matters relating to its strategic direction. However, there can be no assurance that any such alternatives can be successfully consummated.

Other Matters

Impact of Inflation
-------------------

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


Accounting for Asset Impairment
-------------------------------

     During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning June 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analyses required to estimate the impact of the new statement, however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

Subsequent Events

     In 1995 as a result of its U.S. operating losses, the Company violated certain financial covenants with its U.S. bank, the landlord of its Texas facility and a loan agreement for the Company's capital expenditures. In September 1995, all parties agreed to waive all events of default and to revise the respective agreements, as previously disclosed in the Company's Form 10-K for the fiscal year ended May 31, 1995. The Company is currently in the process of completing amendments with these parties evidencing such waivers.

                          PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

	See Annual Report on Form 10-K for fiscal year 1995.

Item 6.	Exhibits and Reports on 8-K

	None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SUMMAGRAPHICS CORPORATION
                                            (Registrant)




Date:   October 26, 1995            By:  /s/ David G. Osowski
                                             ________________________
                                             David G. Osowski,
                                             Senior Vice President, Controller
                                             and Treasurer