Form 10-Q
period 1995-11-30
SUMMAGRAPHICS CORP
filed 1996-01-26
CIK 818470

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   Form 10-Q

                               Quarterly Report
                       under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



    For Quarter ended November 30, 1995     Commission file number 0-16071


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


        Yes     x               No
               ---                     ---

Number of common shares outstanding at November 30, 1995 - 4,613,000

                  Summagraphics Corporation and Subsidiaries
                              Index to Form 10-Q
                               November 30, 1995






Part I. Financial Information                                         Page No.

Consolidated Balance Sheets - May 31, 1995 and November 30, 1995          3

Consolidated Statements of Operations for the Three Months and Six
        Months ended November 30, 1994 and November 30, 1995              4

Consolidated Statements of Cash Flows for the Six Months ended
        November 30, 1994 and November 30, 1995                           5

Notes to Consolidated Financial Statements                                6

Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             7


Part II.        Other Information

   Item 1.  Legal Proceedings                                             8

   Item 6.  Exhibits and Reports on Form 8-K                              8

Signatures                                                                9

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                              MAY 31,      NOVEMBER 30,
                                                     1995           1995
                                                                  UNAUDITED
                                                 ------------   -------------
Current Assets
Cash                                             $   560,000     $   584,000
  Accounts receivable (less allowance for
   doubtful accounts: May 31, 1995-$954,000
   November 30, 1995-$856,000)                    18,039,000      15,786,000
  Inventories:
    Materials                                      9,881,000       5,763,000
    Work-in-process                                2,504,000       3,243,000
    Finished goods                                 6,998,000       3,987,000
                                                 -----------     -----------
                                                  19,383,000      12,993,000
  Prepaid expenses and other current assets        1,136,000       1,217,000
                                                 -----------     -----------
       Total current assets                       39,118,000      30,580,000

Fixed assets:
    Land                                             344,000         332,000
    Building                                       1,616,000       1,586,000
    Machinery and equipment                       13,861,000      14,257,000
    Furniture and fixtures                         1,241,000       1,138,000
    Leasehold improvements                         1,044,000         818,000
    Construction in progress                         389,000         566,000
                                                 -----------     -----------
                                                  18,495,000      18,697,000
    Less accumulated depreciation and
     amortization                                (13,188,000)    (14,046,000)
                                                 -----------     -----------
Net fixed assets                                   5,307,000       4,651,000
Intangible and other assets, net of accumulated
 amortization                                      9,176,000       8,626,000
                                                 -----------     -----------
                                                 $53,601,000     $43,857,000
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $12,500,000      $9,668,000
     Accrued liabilities                          10,619,000       6,692,000
     Notes payable to banks                        9,548,000       9,850,000
     Current portion of long-term debt               561,000         620,000
     Current obligations under capital leases        277,000         273,000
                                                 -----------    ------------
       Total current liabilities                  33,505,000      27,373,000
Long-term liabilities, less current portion:
     Long-term debt                                1,579,000       1,458,000
     Capital lease obligations                       282,000         147,000
     Deferred gain on sale of building               476,000         459,000
     Restructuring, lease abandonment and other
      charges                                      3,355,000       2,835,000
       Total Liabilities                          39,197,000      32,272,000
                                                 -----------    ------------

Stockholders's equity:
     Preferred stock, $.01 par value, authorized
      500,000 shares
     Common stock, $.01 par value; authorized
      20,000,000 shares, issued 4,465,000
      and 4,645,000 shares, respectively              46,000          46,000
     Additional paid-in capital                   39,111,000      39,143,000
     Accumulated deficit                         (25,879,000)    (28,269,000)
     Cumulative translation adjustment             1,601,000       1,140,000
     Less:Treasury stock at cost-49,000 shares      (465,000)       (465,000)
          Stockholder note receivable                (10,000)        (10,000)
                                                 -----------    ------------
       Total stockholders' equity                 14,404,000      11,585,000
                                                 -----------    ------------
                                                 $53,601,000   $  43,857,000
                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                             Three Months Ended                Six Months Ended
                                         November 30,    November 30,    November 30,    November 30,
                                            1994            1995            1994            1995
                                         ------------    ------------    ------------    ------------
Net sales                                $ 20,421,000    $ 18,243,000    $ 39,072,000    $ 34,032,000
Cost of sales                              12,762,000      13,274,000      25,295,000      25,491,000
                                         ------------    ------------    ------------    ------------
    Gross profit                            7,659,000       4,969,000      13,777,000       8,541,000
Selling, general and administrative         5,470,000       4,213,000       9,724,000       8,327,000
Research and development                    1,702,000       1,014,000       3,272,000       2,169,000
                                         ------------    ------------    ------------    ------------
    Operating income (loss)                   487,000        (258,000)        781,000      (1,995,000)

Other income (expense):
    Interest income                             9,000           5,000          13,000           8,000
    Interest expense                          (92,000)       (273,000)       (143,000)       (551,000)
    Miscellaneous, net                        (20,000)         28,000          36,000         108,000
                                         ------------    ------------    ------------    ------------
                                             (103,000)       (240,000)        (94,000)       (435,000)

    Income (loss) before income taxes
     and cumulative effect of change
     in accounting method                     384,000        (498,000)        687,000      (2,390,000)
Provision (benefit) for income taxes               --              --              --              --
                                         ------------    ------------    ------------    ------------
    Income (loss) before cumulative
     effect of change in accounting
     method                                   384,000        (498,000)        687,000      (2,390,000)
Cumulative effect of change in method
 of accounting for income taxes                    --              --              --              --
                                         ------------    ------------    ------------    ------------
    Net income (loss)                    $    384,000    $   (498,000)   $    687,000    $ (2,390,000)
                                         ============    ============    ============    ============
Net income (loss) per common share:
Income (loss) before cumulative effect
 of change in accounting method          $       0.08    $      (0.11)   $       0.14    $      (0.52)
                                         ------------    ------------    ------------    ------------
Cumulative effect of change in method
 of accounting for income taxes                    --              --              --              --
                                         ------------    ------------    ------------    ------------
Net income (loss) per common share       $       0.08    $      (0.11)   $       0.14    $      (0.52)
                                         ============    ============    ============    ============
Weighted average shares used in
 computing net income (loss) per
 common share                               4,840,000       4,598,000       4,800,000       4,597,000

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS REPRESENTING
                         INCREASES (DECREASES) IN CASH
                                   UNAUDITED

                                                                      SIX MONTHS ENDED
                                                                NOVEMBER 30,      NOVEMBER 30,
                                                                    1994             1995
                                                                -------------   ---------------
Cash flows from operating activities:
   Net income (loss)                                             $    687,000   $    (2,390,000)
   Adjustments to reconcile net income (loss) to net cash
   used in (provided by) operating activities:
     Cumulative effect of change in accounting method                      --                --
     Depreciation and amortization                                  1,736,000         1,248,000
     Restructuring Charges                                           (240,000)         (240,000)
     Loss (gain) on sale of fixed assets                               34,000           (52,000)
     Compensation in form of stock                                     (5,000)            6,000
   Changes in assets and liabilities:
     Accounts receivable                                             (211,000)        2,034,000
     Inventories                                                   (4,296,000)        6,188,000
     Prepaid and other current assets                                 (61,000)         (112,000)
     Accounts payable                                                 685,000        (2,775,000)
     Accrued liabilities                                           (1,205,000)       (3,877,000)
                                                                -------------   ---------------
      Net cash (used in) provided by operating activities          (2,876,000)           30,000
                                                                -------------   ---------------

Cash flows from investing activities:
   Capital expenditures                                            (1,063,000)         (352,000)
   Proceeds from sale of fixed assets                                   8,000            40,000
                                                                -------------   ---------------
      Net cash used in investing activities                        (1,055,000)         (312,000)
                                                                -------------   ---------------
Cash flows from financing activities:
   Proceeds (Repayments) from short-term borrowings                 4,103,000           (22,000)
   Proceeds from sale of common stock                                 291,000            26,000
   Payment of cash dividends                                         (450,000)                0
   Proceeds (Repayments) of long-term debt and capital
   lease obligations                                                 (256,000)          262,000
                                                                 -------------   ---------------
      Net cash used in financing activities                         3,688,000           266,000
                                                                -------------   ---------------
Effect of exchange rate changes on cash                              (193,000)           40,000
                                                                -------------   ---------------
Net change in cash                                                   (436,000)           24,000
                                                                -------------   ---------------
Cash at beginning of period                                           819,000           560,000
                                                                -------------   ---------------
Cash at end of period                                            $    383,000   $       584,000
                                                                =============   ===============

See accompanying notes to consolidated financial statements.

                  Summagraphics Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                               November 30, 1995


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

                  Summagraphics Corporation and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
             For the Three and Six Months Ended November 30, 1995


Results of Operations

Net sales in the second quarter of fiscal 1996 decreased 12% to $18,243,000 from $20,421,000 in the comparable period last year. For the six months ended November 30, 1995, net sales decreased 13% to $34,032,000 from $39,072,000 in the prior year. Sales in Europe were up slightly over last year, while the sales decline occurred in the North America and Asia/Pacific sales regions. The increased sales in Europe represent an increase in cutter sales and the introduction of the Company's SummaChrome Vinyl printer. The Company has continued to experience lower than expected sales of pen plotters and has not been able to offset this sales decline with sales of its SummaJet inkjet printer which, as previously disclosed, was introduced later than scheduled and has hindered the Company's efforts to recover its delayed market opportunity. Sales were also adversely affected by price reductions and continuing efforts to reduce customer on-hand inventories of the Company's products primarily in North America.

Gross margin for the second quarter declined to 27% or $4,969,000 versus 38% or $7,659,000 in the previous year due to the lower sales volumes as well as price reductions taken since last year primarily on small format digitizers, inkjet and pen plotters. For the six month period gross margin decreased to 25% compared to 35% in the prior year.

Selling, general and administrative expense (SG+A), as a percentage of net sales, decreased from 27% or $5,470,000 in the second quarter of 1995 to 23% or $4,213,000 in the second quarter of 1996. For the six month period ended November 30, 1995, SG+A as a percentage of net sales (24%) decreased one percent from last year ($8,327,000 and $9,724,,000, respectively). These percentage decreases were due to continued strong cost controls and lower sales levels during the current fiscal year.

Research and development expenditures for the second quarter of 1995 as a percentage of net sales decreased from 8% or $1,702,000 in 1995 to 6% or $1,014,000 in 1996. For the six months ended November 30, 1995, research and development expenditures as a percentage of net sales decreased from 8% to 6% in the six months end November 30, 1995 ($3,272,000 and $2,169,000, respectively). These reductions reflect cost reduction programs put in place by the Company as well as the absence of any major development programs for output products in the current year.

Net interest expense in the second quarter of fiscal 1996 increased to $273,000 from $92,000 in the same period in 1995. For the six months ended November 30, 1995 interest expense increased to $551,000 compared to $143,000 in the prior year. These increases reflect the increase in average short-term debt outstanding from the prior periods.

Other miscellaneous income and expense in the second quarter of 1996 reflected income of $28,000 versus expense of $20,000 in 1994. For the six months ended November 30, 1995, other miscellaneous income and expense reflected income of $108,000 compared to income of $36,000 in the prior year. These changes in miscellaneous income and expense are primarily due to currency transaction gains and losses.

The Company had pre-tax loss of $498,000 in the second quarter compared to pre-tax income of $384,000 in last year's second quarter. For the six months ended November 30, 1995, the Company had a pre-tax loss of $2,390,000 compared to pre-tax income of $687,000 in the prior year.

The Company did not record a tax provision for the three or six month period ended November 30, 1995 as a result of the current period losses recorded by the Company.

Liquidity and Capital Resources

The Company's sources of liquidity consist of on-hand cash balances, a $4,000,000 revolving credit facility in Belgium, vendor credit and cash generated from operations. The Company's availability under its Belgian bank credit line is calculated based upon percentages, as determined by the bank, of certain eligible receivables and to a lesser extent inventories. The Company does not have any availability under its current domestic credit facility and is funding operations from operating cash flows. As of November 30, 1995 cash and short-term investments totaled $584,000 and $1,137,000 was available under its Belgian revolving credit line.

During the three and six-month periods, the Company utilized its cash balances and bank credit facilities to fund operations, working capital, capital expenditures and other costs. Charges against the restructuring reserve established in 1993 and the lease abandonment reserve established in 1995, both related to the former corporate office lease space in Connecticut, and for the three and six-month periods ended November 30, 1995 were $257,000 and $523,000, respectively.

The Company experienced a significant loss in the first six months of fiscal 1996. The Company has developed a plan to return to profitable levels during fiscal 1996 which include outsourcing certain of its manufacturing and distribution requirements as well as reducing expenditures in all areas. The waiver received on the U.S. credit agreement was based, in part, on management's projections of future operations and cash flows. The ability of the Company to achieve its projections is dependent upon various factors, some of which may be outside the control of the Company, such as the continued cooperation of the Company's suppliers to provide an adequate amount of credit to enable the Company to purchase goods and services. Additionally, management is considering various other alternatives to raise additional funds, including debt or equity financing and/or sales of certain operating assets. The Company has retained the services of Broadview Associates (investment bankers) to assist the Company with matters relating to its strategic direction.

   Subsequent Events

In 1995 as a result of its U.S. operating losses, the Company violated certain financial covenants with its U.S. bank, the landlord of its Texas facility and a loan agreement for the Company's capital expenditures. In September 1995, all parties agreed to waive all events of default and to revise the respective agreements, as previously disclosed in the Company's Form 10-K for the fiscal year ended May 31, 1995. The U.S. bank agreement has been executed by the Company and is expected to be executed by the bank shortly pending final completion of documentation. The Company is currently in compliance with the terms of the amended credit agreement. Significant new provisions of this agreement include an extension of the agreement until September 30, 1996, repayment of the loan based remittance of certain percentages of daily cash collections, no new loan advances except for one minor exception, additional loan repayments required to be made based upon any proceeds from asset sales or equity proceeds, an increased borrowing rate, new financial covenants and the granting to the bank of warrants to purchase 37,500 shares of the Company's common stock at $1.75 per share. The Texas lease agreement is in the process of final documentation and should be executed shortly. New provisions of this agreement include a rent reduction through September 30, 1996 and the granting of 15,000 warrants to the landlord at a price of $2 per share as well as revised financial covenants. The Company is currently in compliance with the revised terms and conditions of the amended lease agreement. The lender associated with the capital expenditure credit line has agreed to extend its previous waiver to allow for finalization of amendments to this lending agreement.

Other Matters

Impact of Inflation

The Company believes that inflation has not had a material effect on the results of operations to date. However, since the Company sources a substantial portion of its production from Far East manufacturers, the cost of imported product is dependent on fluctuations in the value of the U.S. dollar and import duties or restrictions.

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

Accounting for Asset Impairment

During March, 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning June 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analyses required to estimate the impact of the new statement; however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

PART II - Other Information



Item 1. Legal Proceedings

        See Annual Report on Form 10-K for fiscal year 1995.

Item 6. Exhibits and Reports on 8-K

        Exhibit 27 - Financial Data Schedule.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Summagraphics Corporation
                                        (Registrant)




Date:   January 25, 1996        By:  /s/
                                        -------------------------
                                        David G. Osowski,
                                        Senior Vice President, Controller
                                        and Treasurer