Form 10-Q
period 1996-02-29
SUMMAGRAPHICS CORP
filed 1996-04-16
CIK 818470

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                             --------------------

                                   Form 10-Q

                                QUARTERLY REPORT
                        UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             --------------------

For Quarter ended February 29, 1996               Commission file number 0-16071


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


              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
              Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.0

                                Yes  X    No
                                    ---      ---

Number of common shares outstanding at February 29, 1996 - 4,666,000
                                                           ---------

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                               FEBRUARY 29, 1996

PART I.   FINANCIAL INFORMATION                                         PAGE NO.

   Consolidated Balance Sheets - May 31, 1995 and February 29, 1996.....     3

   Consolidated Statements of Operations for the Three Months and
     Nine Months ended February 28, 1995 and February 29, 1996..........     4

   Consolidated Statements of Cash Flows for the Nine Months ended
     February 28, 1995 and February 29, 1996............................     5

   Notes to Consolidated Financial Statements...........................     6

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................     7

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................     8

   Item 6.  Exhibits and Reports on Form 8-K............................     8


SIGNATURES..............................................................     9

                 SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

  Assets                                                                     May 31,           February 29,
                                                                              1995                 1996
                                                                                                 Unaudited
                                                                         --------------       ---------------
  Current Assets
  Cash                                                                   $      560,000       $       916,000
   Accounts receivable (less allowance for
  doubtful accounts:  May 31, 1995 -- $954,000
  February 29, 1996 -- $921,000)                                             18,039,000            15,672,000
   Inventories:
  Materials                                                                   9,881,000             5,699,000
  Work-in-process                                                             2,504,000             1,161,000
  Finished goods                                                              6,998,000             4,600,000
                                                                         --------------       ---------------
                                                                             19,383,000            11,460,000
   Prepaid expenses and other current assets                                  1,136,000             1,049,000
                                                                         --------------       ---------------
    Total current assets                                                     39,118,000            29,097,000
Fixed assets:
  Land                                                                          344,000               324,000
  Building                                                                    1,616,000             1,227,000
  Machinery and equipment                                                    13,861,000            13,440,000
  Furniture and fixtures                                                      1,241,000             1,598,000
  Leasehold improvements                                                      1,044,000               819,000
  Construction in progress                                                      389,000               552,000
                                                                         --------------       ---------------
                                                                             18,495,000            17,960,000
  Less accumulated depreciation and amortization                            (13,188,000)          (13,708,000)
                                                                         --------------       ---------------
    Net fixed assets                                                          5,307,000             4,252,000

Intangible and other assets, net of accumulated amortization                  9,176,000             8,543,000
                                                                         --------------       ---------------
                                                                         $   53,601,000         $  41,892,000
                                                                         ==============       ===============


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                       $   12,500,000        $    9,637,000
  Accrued liabilities                                                        10,619,000             7,050,000
  Notes payable to banks                                                      9,548,000             9,957,000
  Current portion of long-term debt                                             561,000               768,000
  Current obligations under capital leases                                      277,000               290,000
                                                                         --------------        --------------
    Total current liabilities                                                33,505,000            27,702,000
Long-term liabilities, less current portion:
  Long-term debt                                                              1,579,000             1,323,000
  Capital lease obligations                                                     282,000               133,000
  Deferred gain on sale of building                                             476,000               451,000
  Restructuring, lease abandonment and other charges                          3,355,000             2,575,000
                                                                         --------------        --------------
    Total liabilities                                                        39,197,000            32,184,000
                                                                         --------------        --------------

Stockholder's equity:
  Preferred stock, $.01 par value, authorized 5,000,000 shares
  Common stock, $.01 par value; authorized 20,000,000
    shares, issued 4,645,000 and 4,666,000 shares, respectively                  46,000                47,000
  Additional paid-in capital                                                 39,111,000            39,155,000
  Accumulated deficit                                                       (25,879,000)          (29,863,000)
  Cumulative translation adjustment                                           1,601,000               844,000
  Less: Treasury stock at cost -- 49,000 shares                                (465,000)             (465,000)
      Stockholder note receivable                                               (10,000)              (10,000)
                                                                         --------------        --------------
    Total stockholders' equity                                               14,404,000             9,708,000
                                                                         --------------        --------------
                                                                         $   53,601,000        $   41,892,000
                                                                         ==============        ==============

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                      Three Months Ended               Nine Months Ended
                                                  February 28,   February 29,      February 28,   February 29,
                                                      1995           1996              1995           1996
                                                  ------------   -------------     ------------   -------------
Net sales                                         $ 22,273,000   $  14,106,000     $ 61,343,000   $  48,138,000
Cost of sales                                       14,981,000      10,795,000       40,274,000      36,286,000
                                                  ------------   -------------     ------------   -------------
 Gross profit                                        7,292,000       3,311,000       21,069,000      11,852,000

Selling, general and administrative                  5,143,000       3,871,000       14,868,000      12,198,000
Research and development                             1,633,000         823,000        4,904,000       2,992,000
                                                  ------------   -------------     ------------   -------------
 Operating income (loss)                               516,000      (1,383,000)       1,297,000      (3,338,000)

Other income (expense):
 Interest income                                         6,000           6,000           19,000          14,000
 Interest expense                                     (184,000)       (328,000)        (327,000)       (880,000)
 Miscellaneous, net                                   (158,000)        111,000         (122,000)        220,000
                                                  ------------   -------------     ------------   -------------
                                                      (336,000)       (211,000)        (430,000)       (646,000)

 Income (loss) before income taxes                     180,000      (1,594,000)         867,000      (3,984,000)

Provision (benefit) for income taxes                       ---             ---              ---             ---
                                                  ------------   -------------     ------------   -------------
 Net income (loss)                                $    180,000   $  (1,594,000)    $    867,000   $  (3,984,000)
                                                  ============   =============     ============   =============

Net income (loss) per common share                $       0.04   $       (0.35)    $       0.18           (0.87)
                                                  ============   =============     ============   =============

Weighted average shares used in computing
  net income (loss) per common share                 4,838,000        4,618,000        4,802,000        4,605,000


 See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS REPRESENTING
                         INCREASES (DECREASES) IN CASH
                                   UNAUDITED


                                                                         Nine Months Ended
                                                                    February 28,    February 29,
                                                                        1995            1996
                                                                   -------------   -------------
Cash flows from operating activities:
 Net income (loss)                                                 $     867,000   $  (3,984,000)
 Adjustments to reconcile net income (loss) to net cash
  used in (provided by) operating activities:
  Depreciation and amortization                                        2,494,000       1,827,000
  Restucturing Charges                                                  (361,000)       (361,000)
  Loss (gain) on sale of fixed assets                                     23,000         (80,000)
  Compensation in form of stoc                                            18,000          19,000
 Changes in assets and liabilities:
  Accounts receivable                                                 (3,474,000)      1,938,000
  Inventories                                                         (7,812,000)      7,574,000
  Prepaid and other current assets                                      (241,000)       (256,000)
  Accounts payable                                                     2,701,000      (2,733,000)
  Accrued liabilities                                                 (2,286,000)     (3,866,000)
                                                                   -------------   -------------
    Net cash (used in) provided by operating activities               (8,071,000)         78,000
                                                                   -------------   -------------

Cash flows from investing activities:
 Capital expenditures                                                 (1,423,000)       (361,000)
 Proceeds from sale of fixed assets                                       10,000          70,000
                                                                   -------------   -------------
    Net cash used in investing activities                             (1,413,000)       (291,000)
                                                                   -------------   -------------

Cash flows from financing activities:
 Proceeds (Repayments) from short-term borrowings                      9,401,000         839,000
 Proceeds from sale of common stock                                      332,000          26,000
 Purchase of treasury stock                                                  ---             ---
 Repayments of notes payable to banks                                        ---             ---
 Payment of cash dividends                                              (450,000)
 Proceeds (Repayments) of long-term debt and capital lease
   obligation                                                            515,000        (403,000)
                                                                   -------------   -------------
    Net cash used in financing activities                              9,798,000         462,000
                                                                   -------------   -------------
Effect of exchange rate changes on cash                                 (416,000)        107,000
                                                                   -------------   -------------
Net change in cash                                                      (102,000)        356,000
                                                                   -------------   -------------
Cash at beginning of period                                              819,000         560,000
                                                                   -------------   -------------
Cash at end of period                                              $     717,000   $     916,000
                                                                   =============   =============

See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996


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

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996


RESULTS OF OPERATIONS

Net sales in the third quarter of fiscal 1996 decreased 37% to $14,106,000 from $22,273,000 in the comparable period last year. For the nine months ended February 29, 1996, net sales decreased 22% to $48,138,000 from $61,343,000 in the prior year. Sales in Europe were up slightly over last year, while the sales decline occurred in the North America and Asia/Pacific sales regions. The increased sales in Europe represent an increase in cutter sales and the introduction of the Company's SummaChrome Vinyl printer. The Company has continued to experience lower than expected sales of pen plotters and has not been able to offset this sales decline with sales of its SummaJet inkjet printer which, as previously disclosed, was introduced later than scheduled and has hindered the Company's efforts to recover its delayed market opportunity. Sales were significantly lower in the current quarter due principally to the lack of product availability precipitated by the Company's liquidity position.

Gross margin for the third quarter declined to 23% or $3,311,000 versus 33% or $7,292,000 in the previous year due to the lower sales volumes. For the nine month period gross margin decreased to 25% compared to 34% in the prior year.

Selling, general and administrative expense (SG+A), as a percentage of net sales, increased from 23% or $5,143,000 in the third quarter of 1995 to 27% or $3,871,000 in the third quarter of 1996. For the nine month period ended February 29, 1996, SG+A as a percentage of net sales (25%) increased one percent from last year ($14,868,000 and $12,198,000, respectively). These percentage increases were due to lower sales levels during the current fiscal year and were minimized by continued strong cost controls.

Research and development expenditures for the third quarter of 1996 as a percentage of net sales decreased from 7% or $1,633,000 in 1995 to 6% or $823,000 in 1996. For the nine months ended February 29, 1996, research and development expenditures as a percentage of net sales decreased from 8% to 6% in the nine months end February 28, 1995 ($4,904,000 and $2,992,000, respectively). These reductions reflect cost reduction programs put in place by the Company as well as the absence of any major development programs for output products in the current year.

Net interest expense in the third quarter of fiscal 1996 increased to $328,000 from $184,000 in the same period in 1995. For the nine months ended February 29, 1996 interest expense increased to $880,000 compared to $327,000 in the prior year. These increases reflect the increase in average short-term debt outstanding from the prior periods.

Other miscellaneous income and expense in the third quarter of 1996 reflected income of $111,000 versus expense of $158,000 in 1995. For the nine months ended February 29, 1996, other miscellaneous income and expense reflected income of $220,000 compared to loss of $122,000 in the prior year. These changes in miscellaneous income and expense are primarily due to currency transaction gains and losses.

The Company had pre-tax loss of $1,594,000 in the third quarter compared to pre-tax income of $180,000 in last year's third quarter. For the nine months ended February 29, 1996, the Company had a pre-tax loss of $3,984,000 compared to pre-tax income of $867,000 in the prior year.

The Company did not record a tax provision for the three or nine month period ended February 29, 1996 as a result of the current period losses recorded by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity consist of on-hand cash balances, a $4,000,000 revolving credit facility in Belgium, vendor credit and cash generated from operations. The Company's availability under its Belgian bank credit line is calculated based upon percentages, as determined by the bank, of certain eligible receivables and to a lesser extent inventories. The Company does not have any availability under its current domestic credit facility and is funding operations from operating cash flows. As of February 29, 1996 cash and short-term investments totaled $916,000 and $829,000 was available under its Belgian revolving credit line.

During the three and nine-month periods, the Company utilized its cash balances and bank credit facilities to fund operations, working capital, capital expenditures and other costs. Charges against the restructuring reserve established in 1993 and the lease abandonment reserve established in 1995, both related to the former corporate office lease space in Connecticut, and for the three and six-month periods ended February 29, 1996 were $267,000 and $790,000, respectively.

As a result of its U.S. operating losses during fiscal 1996, Summagraphics violated certain financial covenants with its U.S. bank, the landlord of its Texas facility and a loan agreement for Summagraphics' capital expenditures. In September 1995, all parties agreed to waive all events of default and to revise the respective agreements, as previously disclosed in Summagraphics' Form 10-K for the fiscal year ended May 31, 1995. The U.S. bank agreement was executed in January 1996. Significant new provisions of this agreement included an extension of the agreement until September 30, 1996, repayment of the loan based on remittance of certain percentages of daily cash collections, no new loan advances except for one minor exception, additional loan repayments required to be made based upon any proceeds from asset sales or equity proceeds, an increased borrowing rate, new financial covenants and the granting to the bank of warrants to purchase 37,500 shares of Summagrpahics Common Stock at $1.75 per share.

Subsequent to the signing of the bank agreement, Summagraphics reported a net loss of approximately $1.6 million in the third quarter ended February 29, 1996. This loss was caused primarily by Summagraphics' inability to finance inventory purchases during the quarter due to a severe tightening of vendor credit in the U.S., the bankruptcy of a key European cutter supplier late in the quarter and the discontinuance of a contract manufacturing relationship in the third quarter that resulted in delayed and reduced product deliveries. As a result of this loss, Summagraphics breached certain financial covenants as revised by an amendment to the credit agreement effective in December 1995. In a further modification to the agreement made in March 1996, concurrent with the execution of the Exchange Agreement with Lockheed Martin, the bank agreed to forebear against declaring default with respect to certain financial covenants for the period ending February 29, 1996 until the maturity of the debt, the date of which is variable, depending upon certain circumstances.

The revised Texas lease agreement was executed in March 1996 and also contained revisions to certain financial covenants to accommodate the third quarter losses. New provisions of this agreement include a rent reduction through September 30, 1996 and the granting of warrants to purchase 15,000 shares of Common Stock to the landlord at a price of $2.00 per share as well as revised financial covenants. Summagraphics is currently in compliance with the revised terms and conditions of the amended lease agreement. The capital expenditure credit line was also amended in March 1996 to accommodate the third quarter loss.

In February 1996, Summagraphics announced that it had signed a letter of intent with Lockheed Martin Corporation ("Lockheed Martin") with respect to a proposal acquisition by Lockheed Martin of Summagraphics and on March 19, 1996, Summagraphics and Lockheed Martin signed a Plan of Reorganization and Agreement for the Exchange of Stock of CalComp Inc. ("CalComp") for stock of Summagraphics (the "Exchange Agreement"). The Exchange Agreement calls for Summagraphics to issue to Lockheed Martin approximately 40.7 million shares of Summagraphics common stock in exchange for all of the capital stock of CalComp. As a result of this share issuance, Lockheed Martin will own approximately 89.7% of the outstanding Common Stock (on a fully diluted basis) of Summagraphics. The Exchange Agreement, among other items, includes a provision for Lockheed Martin to provide $2.5 million of financing to Summagraphics during the period from the signing of the Exchange Agreement until the closing of the Exchange. The initial funding under this Agreement was received by Summagraphics in late March and has been used primarily to finance inventory purchases.

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

                          PART II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

   See Annual Report on Form 10-K for fiscal year 1995.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

   See Form 8-K dated February 12, 1996 filed on February 21, 1996.

   Exhibit 27 - Financial Data Schedule.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUMMAGRAPHICS CORPORATION
                                         (Registrant)



Date:   April 15, 1996             By:  /s/
                                       ---------------------------------
                                       David G. Osowski,
                                       Senior Vice President, Controller
                                       and Treasurer