Form 10-K405
period 1996-05-31
SUMMAGRAPHICS CORP
filed 1996-09-11
CIK 818470

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                    For the fiscal year ended: May 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from            to
                        COMMISSION FILE NUMBER 0-16071

                               ----------------

                           CALCOMP TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                     (FORMERLY SUMMAGRAPHICS CORPORATION)


                 DELAWARE                      06-0888312
      (STATE OF OTHER JURISDICTION OF         (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)
          2411 W. LA PALMA AVENUE
            ANAHEIM, CALIFORNIA                   92803
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 821-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [_] No [X]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]


  The aggregate market value as of July 31, 1996, of Common Stock held by non-affiliates of the Registrant: $8,286,675 based on the last reported sale price on the National Market System as reported by NASDAQ, Inc.

    The number of shares of Common Stock outstanding as of September 3, 1996:
                                  45,398,650
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  CalComp Technology, Inc., formerly Summagraphics Corporation (the "Company"), was incorporated under Delaware law in 1972. The mailing address of the Company's principal executive office is 2411 W. La Palma Avenue, Anaheim, California 92803. The Company's telephone number is (714) 821-2000. Except where the context indicates otherwise, references to an entity include its consolidated subsidiaries.

THE EXCHANGE

  The Company entered into a Plan of Reorganization and Agreement for the Exchange of Stock of CalComp Inc. for Stock of Summagraphics Corporation, dated as of March 19, 1996, as amended April 30, 1996 and June 5, 1996 (the "Exchange Agreement") pursuant to which the Company issued to Lockheed Martin Corporation ("Lockheed Martin") 40,742,957 shares of the Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. ("CalComp") (the "Exchange"). The number of shares of Common Stock of the Company issued in the Exchange is subject to adjustment in certain events provided and as described under the Exchange Agreement in the Company's definitive proxy statement (the "Proxy Statement") filed with the Securities and Exchange Commission on June 24, 1996 under
Section 14 of the Securities Exchange Act of 1934, as amended. Management of the Company does not expect that a material adjustment in the number of shares issued in connection with the Exchange will be required. The closing of the Exchange occurred on July 23, 1996 (the "Closing") following approval of the Exchange by the stockholders of the Company. As a result of the Exchange, Lockheed Martin acquired control of the Company and CalComp became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company also changed its name from Summagraphics Corporation to CalComp Technology, Inc. For purposes of this report, the Company will hereinafter be referred to as Summagraphics when identifying the Company as it existed prior to the Exchange.

  As contemplated by the Exchange Agreement, immediately following the Exchange, each of the then directors and executive officers of Summagraphics resigned and Lockheed Martin, as the owner of a majority of outstanding shares of the Common Stock of the Company, adopted a resolution by written consent increasing the size of the Board of Directors from six to seven members and electing seven new directors. The Board then appointed officers to fill the vacant offices.

  ADDITIONAL INFORMATION CONCERNING CALCOMP AND THE EXCHANGE IS SET FORTH IN THE PROXY STATEMENT.

SUMMAGRAPHICS

  Summagraphics has engaged in the manufacture and sale of digitizing tablets, large format plotters, thermal transfer printers, and graphics cutters.

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

  An ink jet plotter is a computer graphics output device, functionally similar to a printer and pen plotter, but using ink jet technology rather than ink pen technology to automatically draw lines, symbols, diagrams and other graphics output.

  A thermal transfer printer, capable of interfacing with PostScript(TM) and other industry standard software, uses certain Summagraphics' patented techniques to produce brilliantly colored, high quality images up to 249 x 409 for sign-making applications.

  A cutter performs a function similar to a plotter, but rather than drawing an image onto a sheet of paper it accurately cuts on various media (such as vinyl) along a programmed image employing the same technique as a plotter except using a knife instead of a pen.

  Summagraphics' products are used in applications with high-performance computer graphics systems, including computer-aided design, manufacturing, engineering, publishing and graphic arts.

  Summagraphics added pen plotters and cutters to its pre-existing digitizer product lines in May 1990 with the acquisition of the Houston Instrument Division ("Houston Instrument") of Ametek, Inc. ("Ametek"). This acquisition broadened Summagraphics' presence in the U.S. market, provided Summagraphics with a manufacturing facility for cutters in Belgium and expanded Summagraphics' U.S., European and Far Eastern distribution networks. Approximately 55% of Summagraphics' net sales for the fiscal year ended May 31, 1996 was attributable to overseas markets.

  Summagraphics' products have been sold by its sales force primarily through distributors and also to OEMs which incorporate Summagraphics' products into their own computer products. Summagraphics' products may be integrated with most personal computers, including IBM-compatible personal computers and Apple personal computers, workstations from Sun Microsystems and Digital Equipment, and publishing systems from Scitex, and are compatible with most industry standard CAD and graphics software applications.

  Summagraphics' strategy has been to pursue sales and market share growth for its existing product lines, through product enhancements and new product introductions; to devote resources to research and development of new products; and, as and if appropriate opportunities arise, to acquire or develop one or more complementary product lines or businesses serving the computer graphics markets.

  In March 1992, Summagraphics restructured its North American operation by combining the management and administrative processes of its digitizer and Houston Instrument units into a single operating unit; and established an administrative headquarters in Europe responsible for cutter manufacturing and sales, distribution and service of all Summagraphics' products for the European market.

  Further restructuring was initiated in May 1993, associated with the arrival of a new President and Chief Executive Officer who joined Summagraphics in April 1993. The restructuring included a reduction in workforce, asset write-downs, consolidation of manufacturing operations into Summagraphics' Austin, Texas facility, changes in some of Summagraphics' senior executives, and a redeployment of assets to apply them more effectively. Also, North America and Asia Pacific sales, manufacturing, and engineering administration were moved to Austin, Texas.

  During fiscal year 1995, in a transaction designed to enhance Summagraphics' product distribution, Summagraphics purchased CAD Warehouse, Inc., a mail order dealer of digitizers, plotters and other CAD (Computer Aided Design) related equipment and software. During fiscal 1995, Summagraphics also changed its corporate headquarters from Seymour, Connecticut to Austin, Texas, and in late fiscal year 1995 undertook additional organizational actions which included a reduction in force and abandonment of the remaining term of Summagraphics' Connecticut lease.

  In fiscal 1996, Summagraphics encountered significant financial difficulties due to problems with its output products group. Technical problems with its SummaJet product which was introduced in fiscal 1995, slowed sales of this key product line causing a large build up of unsold inventory and causing maximum usage of Summagraphics' credit facilities. Due to continuing losses and pressure from its lenders and vendors, Summagraphics pursued various alternatives to raise additional capital including the sale of a part, or all of Summagraphics. These efforts resulted in the negotiation of the terms of and subsequent closing of the Exchange.

DIGITIZERS

  Market And Applications. Digitizers accounted for 50%, 42% and 39% of the sales of Summagraphics for fiscal 1994, 1995 and 1996, respectively. Summagraphics' primary markets for digitizers are in computer-aided design, engineering and manufacturing (CAD/CAE/CAM). Digitizers typically are used with personal computers and workstations and support a broad range of software applications which include high-end computer aided publishing, construction management and costing, graphics design and animation, mapping and geographic information systems (GIS) and geological/seismic analysis. They also are used frequently with software systems such as AutoCAD. Newspaper publishers, for example, use Summagraphics' digitizers as part of their complete computer-aided publishing systems for publication layout. Engineers and architects use Summagraphics' digitizers in estimating construction costs rapidly and accurately from blueprints and site plans while in the field. Animation and graphics design uses for Summagraphics' digitizers vary widely and include use in cinema productions, colorization of black and white movies and television weather and sports analysis. Digitizers offer significant benefits of speed and efficiency to the user in CAD design over other input methodologies such as computer mice and on-screen menus.

  Uses for digitizers include desktop publishing, image processing and pen-based computing. See "Product Development."

  Technology. Digitizers are capable of determining the absolute location of a stylus or cursor to within several thousandths of an inch on a grid of sensors imbedded in a tablet. Depending upon the technology used, this is accomplished by pulsing either the grid or the cursor with an electric current causing a reciprocal electrical flow in the cursor or the grid. This reciprocal flow is measured, converted into a set of digital X-Y coordinates (which represent the position of the cursor relative to the grid) and transmitted to a host computer for processing.

  Digitizers can offer significant advantages over other entry devices such as keyboards, mice, trackballs, lightpens, joystick and touchpanels in graphics intensive applications due to their high level of precision, greater functionality and increased productivity. Keyboards are primarily used for inputting text and numerical information and are not well suited for graphics applications. Mice are low accuracy, relative pointing devices commonly used with icon-based operating systems and low- resolution graphics applications. By contrast, digitizers are capable of inputting X-Y coordinate data to communicate an absolute position. Absolute positioning allows accurate drawing and selection of discrete points on the surface of the digitizing tablet. The latter is critical to high accuracy tasks such as digitizing a map or an existing CAD drawing.

  Summagraphics' digitizer products are primarily based on electromagnetic technology whereby a cursor or a grid generates an electromagnetic field which is sensed by built-in electronic circuitry. This technical approach results in digitizers capable of higher resolution than other commonly-used technologies (magnetostrictive and resistive). Electromagnetic tablets offer the additional advantage of being relatively unaffected by temperature, humidity, electrical noise and conductive materials on the digitizing surface.

  Products. Summagraphics offers three series of electromagnetic digitizers: desktop, industry standard tablets (the SummaSketch(R) Series); low-cost, large-format tablets (the Summagrid(R) Series); and large-format, high accuracy tablets (the Microgrid(R) Series). Digitizers are offered in standard configurations for the distribution market and are customized to meet specific OEM and foreign market specifications. All are supported by a broad range of accessory products including styli, cursors, pressure sensitive pens, power supplies, cabling and software templates. Digitizers may be software or hardware configured to meet various requirements.

  The SummaSketch Series electromagnetic tablets, sold under the trade names SummaSketch III and SummaSketch III Professional, comprises a majority of Summagraphics' digitizer sales. These tablets are constructed using a single printed circuit Board housing the X-Y grid and the control and interface electronics. Applications include desktop CAD, CAM, CAE, graphic arts design and general purpose computing.

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

  The Microgrid (MG) Series electromagnetic tablets are constructed of a single large printed circuit board containing the X-Y grid. Control and interface electronics are integrated into the tablet in a chassis common to all sizes of tablets. Applications include high-end CAD, CAE, cartography and civil and mechanical engineering, which require greater accuracy and line resolution than desktop models offer. Each Microgrid tablet is tested on Summagraphics' laser interferometer test bed to guarantee accuracy.

  Summagraphics introduced a product enhancement in fiscal year 1993 which enables users to utilize at their discretion the cursor or stylus as either a corded or battery powered cordless (convertible) version. Cordless cursors are an added convenience to users of large tablets where the large tablet surface otherwise necessitates a long cord. The cordless technology used on Summagrid represents core technology for Summagraphics which can be applied to new and existing digitizer products to offer unique customer benefits. Additionally, Summagraphics introduced its Microgrid Ultra Series large-format tablet which is an upgrade of Summagraphics' Microgrid Series high-accuracy tablets for applications requiring precise formatting devices such as GIS mapping, electronic design and CAD.

  In fiscal year 1995, Summagraphics introduced the Summa Expression(TM), a high performance desktop tablet designed for graphic arts applications such as drawing, painting, illustration and animation. This tablet features a small 69 x 89 active area footprint and allows drawing with high precision and flexibility using 256 levels of pressure sensitivity and customizable menu buttons. The SummaPad(TM) was also introduced in fiscal year 1995. This tablet features a 49 x 59 active area and also provides pressure sensitivity.

PLOTTERS

  Market, Product And Applications. Plotters represented 22%, 21% and 11% of the sales of Summagraphics for fiscal 1994, 1995 and 1996, respectively. Summagraphics offers a series of large-format plotters. Summagraphics' offering of large-format plotters include high performance, high speed CAD pen plotters. Summagraphics began to market plotters in May 1990 with the acquisition of Houston Instrument.

  Summagraphics introduced the HiPlot 7000 Series of pen plotters in late fiscal year 1993. The HiPlot Series (in A- to D size and A to E- size plotters) offers users additional features of faster plot completion, a primary application requirement and, in addition, improved plotting quality and a feature called HIQueue(TM), a plot management package for networked multi-user environments. The ability to effectively manage plot data in a networked multi-user environment is a strong requirement among users.

  Summagraphics' primary markets for plotters are in computer-aided design and engineering. Its pen plotter products are used extensively by architects and mechanical, electrical and civil engineers to create complex drawings and specifications. Pen plotters are also used with computerized mapping, geographical exploration and geographic information systems, where precise high quality hard-copy output is required. Summagraphics' plotters are also used extensively in many other application areas, including medical, scientific, business and educational presentation graphics. Pen plotters remain the most cost effective means to create high quality wide format, permanent line drawings.

  Summagraphics introduced in fiscal year 1994, a large-format, color thermal wax transfer printer-- SummaChrome(TM)--for use in in-house design departments of corporations and retail chains, advertising agencies, graphic design firms, and sign, copy and photo shops servicing both businesses and consumers. Applications include the production of colored signs, presentation materials, photo enlargements, design renderings, maps, and satellite images. In fiscal year 1995, Summagraphics re-evaluated the resources required to sell this product and decided to focus its energy on the segment of the graphics market where they were already positioned for success--sign-making. Believing there to be an opportunity to offer the first large-format digital printing solution that could print directly on vinyl without any additional process for UV or water resistance, Summagraphics shifted its marketing focus to attempt to take advantage of this technology. Summagraphics already had the sign-making channel in place to support its SummaSign Series of high performance cutters/plotters. Summagraphics believed that this shift in market focus was more cost effective to execute. Sales of the SummaChrome(TM) products have not to date been as strong as expected, and the Company is currently evaluating its product strategy with respect to the marketing and sale of SummaChrome(TM) printers.

  In fiscal year 1995, Summagraphics introduced its SummaJet(TM) 2 Series of ink jet plotters for the CAD market. The product is both raster and vector compatible and intended to address the CAD market with features like replot, automatic pilot, printing, automatic scaling and mirror functions. Summagraphics believed that the SummaJet 2 entry was positioned to fill a void in the existing ink jet market for low cost color printing. Technical problems with the SummaJet(TM) products and intense competitive pressures resulted in less than expected sales, and the Company is currently developing a strategy concerning the integration of the SummaJet products with CalComp's similar TechJet(R) products.

  Technology. All types of plotters function by creating images on hard-copy media such as paper or polyester film. Pen plotters may be distinguished from other hard-copy output devices, because pen plotters create hard copy of vector images, or point-to point lines, while other plotters produce raster images, which construct an image as a series of dots, a print band at a time.

  Pen plotters function by receiving plot commands downloaded from a computer and, by following these instructions, moving one pen or a selected one of a group of pens relative to paper, film or other media, thereby generating a drawing. The media is driven bi-directionally on one axis while the pen is driven bi-directionally on the other axis.

  Both functions are microprocessor controlled, highly responsive, closed-loop systems that permit accurate and precise graphic creation.

  Summagraphics has also developed expertise in relevant software, paper handling and mechanical design technologies.

CUTTERS

  Cutters represented 6%, 16% and 23% of the sales of Summagraphics for fiscal 1994, 1995 and 1996, respectively. Cutters are output devices, similar in construction to a pen plotter, but employ a knife in place of a pen to cut vinyl for signs and banners, artfilm for screen printing, and various stencil materials for etching text and images into glass, wood and stone via an abrasive etching process. Cutter performance is primarily measured by speed, acceleration, and guaranteed accuracy. Additional features include knife type, tool pressure and software compatibility. Speed is measured by how many inches the knife moves per second. Acceleration is measured by how quickly the knife reaches its top speed and, therefore, is important since most signs consist of short lines. Guaranteed accuracy depends on the drive mechanism, either friction or sprocket, in the cutter. There are currently two types of knife systems used to cut material: drag and tangential. Drag knife units typically cost less, have less knife pressure capability, and are used for general sign applications. Tangential knife units are typically more expensive, with more knife pressure, greater precision cutting abilities and the ability to cut a wider variety of material.

  Summagraphics markets a line of precision cutters designed to produce low-cost, computer-generated letters and graphics for sign and display making applications. During late fiscal year 1993, Summagraphics introduced two new tangential cutters, the T1000 and the T600. In fiscal year 1994, Summagraphics introduced three new drag knife cutters, the D610, D750 and the D1300. These cutters primarily differ in the width of sign media they handle, the type of knife used and the features they contain. In fiscal year 1995, Summagraphics introduced the SummaSign cutter (the SummaSign 1010 Plus). This high performance cutter combines an advanced media handling system, offers both sprocket drive and friction drive and is therefore capable of handling plain media as well as half-inch industry-standard punched media. Summagraphics also introduced the low cost, small-format SummaCut Series of cutters designed for small, independent sign shops who produce a limited quantity of vinyl signs.

CAD WAREHOUSE

  Summagraphics' CAD Warehouse, Inc. subsidiary ("CAD Warehouse") sells Summagraphics' computer peripheral products and products of other companies which it advertises through trade publications and its own catalog. Sales of CAD Warehouse represented 18% and 21% of the sales of Summagraphics for fiscal 1995 and 1996, respectively.

AFTER MARKET SERVICE AND SUPPORT

  Summagraphics' customer service group provides customer support for Summagraphics' products via depot, on-site or on an exchange basis with standard warranty protection programs which include Limited Lifetime Warranty, 48-Hour Priority Response(TM) in the first year after purchase, along with additional warranty options for 24-Hour Priority Response(TM) and multiple product leasing options. The customer service group also sells a wide range of plotting media and a variety of pens for use with its plotters. Summagraphics also offers a library of CAD digitizer templates for use with AutoCAD. Summagraphics' templates simplify the use of CAD programs and increase productivity by permitting the user to bypass nested menus and access necessary commands quickly.

PRODUCT DEVELOPMENT

  During fiscal year 1994, 1995 and 1996 Summagraphics' research and development expenses were $5,631,000, $6,761,000, and $3,745,000, respectively.

  During fiscal year 1993, Summagraphics acquired joint ownership of a broad patent for incorporating a digitizer into a liquid crystal display (LCD) without the use of a separate digitizer X-Y grid. This allows for a very cost effective approach to "writing on the screen" pen computer systems. Summagraphics has been investigating relationships with LCD manufacturers to pursue this technology further, and recently entered into a license agreement with Sharp Corporation to enable Sharp to use this technology to enhance its product line of combined displays and input panels.

MARKETING AND CUSTOMERS

  Summagraphics has sought to offer a broad line of application-compatible computer peripheral products for graphics input and output and to develop strong brand recognition. Summagraphics has developed a world-wide sales network including OEMs, distributors and manufacturers' representatives and maintains sales offices in the United States, Belgium, France and Germany.

  Summagraphics has also maintained a support and technical assistance program for third-party software developers in emerging markets and has on occasion entered into several joint marketing support arrangements with developers of selected applications. No single customer of Summagraphics accounts for ten percent (10%) or more of Summagraphics' yearly sales.

  Summagraphics' network of distributors consists of national, vertical and regional distributors. National distributors, such as Ingram Micro, Inc. and Merisel in the United States and Computer 2000 in Europe, sell to retail accounts and account for a large percentage of Summagraphics' sales. Vertical distributors sell to retail accounts. These distributors carry a line of Summagraphics' products and specialize in integrating Summagraphics' standard products into specialized systems for vertical markets. Regional distributors focus on an area typically composed of five to seven states and specialize in applications and accounts which require a greater amount of service and technical skill in making the sale. Summagraphics attempts in most instances to have more than one distributor in each foreign country. Summagraphics believes that by avoiding reliance upon exclusive distributorship arrangements it broadens the market for its products and fosters constructive competition among its distributors.

  Summagraphics also sells its products directly to OEMs for incorporation into systems manufactured by them and indirectly to smaller OEMs through a network of manufacturers' representatives. Many of these sales are customized products which are incorporated into the OEMs' design cycles.

  For information on Summagraphics' foreign and domestic sales, see Note 7 of the Notes to the Consolidated Financial Statements of the Company. Summagraphics maintains domestic sales/service offices in Seymour, Connecticut; Austin, Texas; and Huntington Beach, California. Summagraphics has foreign sales subsidiaries located in Brussels, Belgium; London, England; Munich, Germany; and a foreign sales office located in Paris, France.

  Summagraphics' marketing and sales organization consisted of: product/management, distribution sales, marketing communications, and customer service. Product management is responsible for market research, new product planning and pricing strategies. The North America/Asia Pacific sales group, headquartered in Austin, Texas, includes regional sales managers covering domestic and foreign territories who are responsible for both direct and indirect OEM account relationships, and distribution managers who work with national, regional and vertical distributors. The European sales group is headquartered in Brussels, Belgium and operates in a manner similar to its North America/Asia Pacific counterpart. Each of the North America/Asia Pacific and European sales and service groups has a marketing communications group responsible for trade shows, advertising, product sales, literature and customer relations, and a customer service support capability responsible for customer service and assisting customers with technical issues.

MANUFACTURING OPERATIONS, WAREHOUSING AND DISTRIBUTION, QUALITY CONTROL AND WARRANTIES

  Summagraphics has certain of its manufacturing performed outside the United States to take advantage of lower manufacturing costs, while allowing Summagraphics to maintain high standards of quality.

  Summagraphics has maintained a manufacturing facility in Gistel, Belgium for the manufacture of cutters and distribution of all of its products sold in the European market. In 1996, Summagraphics entered into agreements to outsource manufacturing of its SummaJet ink jet product line and its large-format digitizer product line and had a program of investigating the outsourcing of manufacturing of its remaining products.

  Final assembly of products takes place either at the outsourcing manufacturing locations or at Summagraphics' facilities in Austin, Texas and Gistel, Belgium where there is also product warehousing and distribution. Summagraphics also conducted product warehousing and distribution at its Seymour, Connecticut location through January of 1996.

  Summagraphics has generally purchased devices, components and sub-assemblies from more than one source both domestically and internationally where alternative sources are available and economical; however, Summagraphics has used sole suppliers for certain components. Summagraphics believes that it maintains adequate inventories of sole source items and that alternative components or sources for those items could be readily incorporated into Summagraphics' products.

  Summagraphics' present manufacturing capacity is adequate to meet its anticipated production requirements for the foreseeable future. If required, Summagraphics has the ability to increase purchases under its existing manufacturing and second source agreements or to manufacture domestically products currently manufactured offshore.

  Summagraphics has maintained quality control procedures for products manufactured both domestically and offshore. These procedures include quality testing during design, prototype and pilot stages of production, inspection of incoming raw materials, inspection of sub-assemblies and testing of finished product using automatic test equipment. Finished products undergo burn-in testing to provide for long-term, reliable operation.

  Summagraphics warrants its products for periods ranging from ninety days to the life of the product. Summagraphics makes available extended warranties, spare parts and out-of-warranty repair service in the United States and Europe. To date, warranty costs have been insignificant.

COMPETITION

  The markets in which Summagraphics sells its products are highly competitive. Summagraphics faces actual and potential competition from a number of established manufacturers, both domestic and international, including Summagraphics' largest competitors, CalComp (prior to the Exchange) and Hewlett-Packard Co., which have significantly greater financial, technical, manufacturing and marketing resources than Summagraphics; and Mutoh America Corporation, Wacom Company, Ltd., Encad, Inc., and Oce. CalComp competed primarily with Summagraphics' digitizer and plotter products; Mutoh and Gerber Scientific compete primarily with Summagraphics' cutter products; and Hewlett-Packard and Encad compete primarily with Summagraphics' plotter products. Summagraphics' lower cost products face competition from manufacturers of mice and tablets, including Logitech, Inc. Summagraphics recently entered into an OEM agreement with Mutoh for the production and sale of certain products of each of those companies by the other, to enhance Summagraphics' product offerings.

  Summagraphics believes that its competitive ability also depends on the quality, pricing, performance and support of its products, manufacturing costs and Summagraphics' technical capability and successful introduction of new products and product enhancements. See "Product Development." Summagraphics believes that it offers a number of important attributes, including its product price and performance, market presence, technological expertise, quality of its product line, relationships with certain OEMs and its well-developed distribution channels. Inability to match product introductions or enhancements or price/performance of competitors' products could adversely affect Summagraphics' market position and results of operations.

BACKLOG

  Summagraphics manufactures on the basis of its forecast of near-term demand and maintains inventories of finished products in anticipation of firm orders from its customers. Summagraphics typically ships within thirty days of receipt of orders. While certain OEMs and distributors place orders for scheduled deliveries, most of Summagraphics' customers currently order products on an as-needed basis. For this reason, and because customers may cancel or reschedule orders with little or no penalty, or may place orders on shipment hold, and because Summagraphics may decline to ship to customers for credit reasons, Summagraphics believes that it has no backlog orders that are firm, and, in any event, that the level of such orders is not indicative of sales.

EMPLOYEES

  As of May 31, 1996, Summagraphics employed approximately 194 people, 113 domestically and 81 internationally. None of the employees are covered by a collective bargaining agreement, although Summagraphics' employees in Belgium are covered by government mandated benefits. Summagraphics believes that relations with its employees are good. In connection with the Exchange, the Company has begun to implement certain reductions in workforce domestically and internationally as part of its efforts to rationalize and integrate Summagraphics' and CalComp's organizations.

PATENTS AND PROPRIETARY INFORMATION

  Summagraphics attaches importance to its portfolio of patents, trademarks, copyrights, trade secrets and know-how. In the course of research and development, Summagraphics engineers at times devise inventions which Summagraphics may elect to patent if it would provide a market advantage, inhibit competitors or generate a source of licensing revenues. Summagraphics has approximately fifty patents and twenty patents pending in the United States and in a number of foreign countries. Summagraphics also relies on trade secrets, know-how, contracts, copyrights, trademarks and patents to establish and protect its proprietary rights and to maintain the confidentiality of trade secrets, proprietary information and creative developments.

  As part of Summagraphics' strategy for protecting its technology and market position, it would announce certain inventions that it intended to use but did not intend to patent in order to prevent competitors and others from obtaining patent protection on such inventions. As a matter of cost control, Summagraphics would allow certain patents that it judged to be obsolete to lapse. Summagraphics believed that its proprietary information was protected to the fullest extent practicable. There can be no assurance that the confidentiality agreements upon which Summagraphics relied to protect its trade secrets and know-how will be upheld by the courts. Moreover, patents relating to particular products do not necessarily preclude competitors from successfully marketing substitute products to compete with patented products. The Company believes that the loss of any particular patent, or group of patents, will not have a material adverse effect on Summagraphics' financial position or results of operations. Other companies may also obtain patents covering configurations and processes relating to Summagraphics' products, which would require Summagraphics to obtain licenses. There can be no assurance that Summagraphics will be able to acquire such licenses, if required, on commercially reasonable terms.

CALCOMP

  FOR A DISCUSSION OF CALCOMP'S BUSINESS, SEE THE INFORMATION CONTAINED ON PAGES 87-92 OF THE PROXY STATEMENT, WHICH INFORMATION IS INCORPORATED HEREIN BY REFERENCE. ANY STATEMENT CONTAINED IN A DOCUMENT INCORPORATED BY REFERENCE HEREIN SHALL BE DEEMED TO BE MODIFIED OR REPLACED FOR PURPOSES OF THIS REPORT TO THE EXTENT THAT A STATEMENT CONTAINED HEREIN OR IN ANY OTHER SUBSEQUENTLY FILED DOCUMENT WHICH ALSO IS OR IS DEEMED TO BE INCORPORATED BY REFERENCE HEREIN MODIFIES OR REPLACES SUCH STATEMENT. ANY SUCH STATEMENT SO MODIFIED OR REPLACED SHALL NOT BE DEEMED, EXCEPT AS SO MODIFIED OR REPLACED, TO CONSTITUTE A PART OF THIS REPORT.

RECENT DEVELOPMENTS

  Subsequent to the Exchange, the Company has moved its executive offices from Austin, Texas to Anaheim, California, effected certain reductions in workforce and has begun implementation of the Company's business plans to reduce corporate overhead and eliminate duplicative manufacturing operations and certain unprofitable product lines. The Company has also commenced efforts to integrate and rationalize CalComp's and Summagraphics' respective development, administrative, finance, sales, product support, distribution and marketing organizations, and to integrate each company's product offerings and development activities. Although management expects that these actions will result in future cost savings, no assurances can be given that such savings will be realized.

ITEM 2. PROPERTIES.

  Subsequent to the Exchange the Company's executive offices were relocated to Anaheim, California. Summagraphics' executive offices were located in Austin, Texas in a leased building having a total of 96,400 square feet of space. The lease will expire in June 2010. In addition, Summagraphics leases a building in Seymour, Connecticut (the lease will expire in November 1998), which is being vacated, and owns a building in Gistel, Belgium, and those buildings have a total of 84,000 and 43,180 square feet of space, respectively. Summagraphics also leases office space for selling operations in Huntington Beach, California and Macedonia, Ohio, and in three foreign countries (Germany, France and Belgium). Except for the Seymour, Austin and Gistel facilities, these locations function primarily as sales, training and field service centers for their regions. For information regarding Summagraphics' obligations under leases, see Note 9 of Notes to the Company's Consolidated Financial Statements.

  FOR A DISCUSSION OF CALCOMP'S PROPERTIES, SEE THE INFORMATION CONTAINED ON PAGE 91 OF THE PROXY STATEMENT UNDER THE CAPTION "PROPERTIES," WHICH INFORMATION IS INCORPORATED HEREIN BY REFERENCE. ANY STATEMENT CONTAINED IN A DOCUMENT INCORPORATED BY REFERENCE HEREIN SHALL BE DEEMED TO BE MODIFIED OR REPLACED FOR PURPOSES OF THIS REPORT TO THE EXTENT THAT A STATEMENT CONTAINED HEREIN OR IN ANY OTHER SUBSEQUENTLY FILED DOCUMENT WHICH ALSO IS OR IS DEEMED TO BE INCORPORATED BY REFERENCE HEREIN MODIFIES OR REPLACES SUCH STATEMENT. ANY SUCH STATEMENT SO MODIFIED OR REPLACED SHALL NOT BE DEEMED, EXCEPT AS SO MODIFIED OR REPLACED, TO CONSTITUTE A PART OF THIS REPORT.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to several legal actions arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse affect on its financial position or results of operations taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS.

  The Company's Common Stock currently is traded on the NASDAQ National Market System under the symbol "CLCP." (Prior to the Exchange the Common Stock was traded under the symbol "SUGR.") The following table sets forth the high and low closing bid prices of the Common Stock for the periods indicated as reported by the NASDAQ National Market System.

                                                                  HIGH    LOW
                                                                  -----  ------
      Fiscal Year Ended May 31, 1995
        First Quarter............................................ $   8  $6 3/8
        Second Quarter........................................... 9 1/8   6 3/4
        Third Quarter............................................ 8 3/4   6 1/2
        Fourth Quarter........................................... 6 5/8   2 5/8
      Fiscal Year Ended May 31, 1996
        First Quarter............................................ 3 5/8   2 5/8
        Second Quarter........................................... 3 3/8   1 1/2
        Third Quarter............................................ 3 5/8   1 1/2
        Fourth Quarter........................................... 3 5/16  2 5/8

  On May 16, 1996, the Company received an inquiry from the NASDAQ Stock Market as to whether it continued to meet the listing requirements for the National Market System. Pursuant to correspondence and subsequent telephone conversations, the NASDAQ Stock Market agreed to delay their determination until consummation of the Exchange, and indicated that following the Exchange the Company would have to meet the initial listing requirements to continue to trade on the NASDAQ National Market System. Two of the requirements for initial listing on the National Market System are that a total market capitalization of common stock held by non-affiliates is equal to or exceeds $15,000,000 and that the bid price of the listed security is equal to or exceeds $3.00. On July 15, 1996, at the request of the Company, the NASDAQ Stock Market waived these requirements and approved the listing of the Company's Common Stock on the NASDAQ National Market System following the Exchange. There is, however, no assurance that such listing can be maintained. In the event that the Common Stock does not continue to be listed on the NASDAQ National Market System, the trading volume of the Common Stock may decrease and an active trading market may not be sustained. In the event that the Common Stock does not continue to be listed on the NASDAQ National Market System, the Company has indicated that it intends to use reasonable efforts to cause the Common Stock to be listed on the NASDAQ SmallCap Market.

  The quotations set out above represent prices between dealers and do not include retail mark-up, mark-down or commission. They do not represent actual transactions. These quotations have been supplied by the National Association of Securities Dealers, Inc.

  As of July 31, 1996 there were 351 record holders of Registrant Common Stock (which shares are believed to be beneficially owned by approximately 2,000 persons).

  The Company has never paid any dividends with respect to its Common Stock. Any future payment of dividends will be at the discretion of the Board of Directors and will depend on the financial condition and capital requirements of the Company, as well as other factors that the Board of Directors deem relevant. It is currently anticipated that the Company will retain future earnings, if any, to finance the operation and growth of its business. As long as Lockheed Martin continues to own 50 percent or more of the Common Stock, it will be able to elect the entire Board of Directors of the Company and, therefore, will be able to control all decisions with respect to its dividend policy.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected statement of operations and balance sheet data for the five fiscal years ended May 31, 1992, 1993, 1994, 1995 and 1996 are derived from Summagraphics' audited consolidated financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Summagraphics" and the Consolidated Financial Statements of Summagraphics and related notes thereto included elsewhere herein. The following data is presented in thousands except for per share data.

                                            YEAR ENDED MAY 31,
                                -----------------------------------------------
                                 1992      1993      1994      1995      1996
                                -------  --------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................  $77,295  $ 81,404  $ 77,755  $ 78,494  $ 64,273
Operating income (loss).......      810   (16,750)    2,664   (10,623)   (4,691)
Income (loss) before
 extraordinary
 gain and cumulative effect of
 change in accounting method..   (1,231)  (16,835)    2,142   (11,599)   (5,527)
Extraordinary gain............      --        --        645       --        --
Cumulative effect of change in
 accounting for income taxes..      --        411       --        --        --
Net income (loss).............  $(1,231) $(16,424) $  2,787  $(11,599) $ (5,527)
Net income (loss) per common
 share:
Income (loss) before
 extraordinary
 gain and cumulative effect of
 change in accounting method..  $ (0.30) $  (3.89) $   0.47  $  (2.56) $  (1.20)
Extraordinary gain............      --        --       0.14       --        --
Cumulative effect of change in
 accounting for income taxes..      --       0.09       --        --        --
                                -------  --------  --------  --------  --------
Net income (loss) per common
 share........................  $ (0.30) $  (3.80) $   0.61  $  (2.56) $  (1.20)
                                =======  ========  ========  ========  ========
Weighted average shares used
 in
 computing net income (loss)
 per common share.............    4,113     4,323     4,519     4,537     4,609
                                                  MAY 31,
                                -----------------------------------------------
                                 1992      1993      1994      1995      1996
                                -------  --------  --------  --------  --------
BALANCE SHEET DATA:
  Working capital (deficit)...  $23,982  $ 11,329  $ 11,923  $  5,613  $ (1,275)
  Total assets................   61,086    52,276    47,336    53,601    43,078
  Long-term debt..............    5,261     3,627       947     1,579       761
  Retained earnings
   (accumulated
   deficit)...................    1,213   (15,661)  (13,830)  (25,879)  (31,406)
  Stockholders' equity........   39,039    22,314    24,077    14,404     7,808

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Report on Form 10-K contains statements which, to the extent that they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve risks and uncertainties. The forward looking statements in this Report on Form 10-K are intended to be made subject to the safe harbor protections provided by Sections 27A and 21E.

  The following table sets forth, for Summagraphics' fiscal years ended May 31, 1996, 1995 and 1994, items in the consolidated statements of operations of Summagraphics as percentages of net sales. The table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes thereto of Summagraphics included elsewhere herein. For more detailed information concerning the Company after consummation of the Exchange, see Item 1 above and Notes 12 and 13 to the consolidated financial statements.

PERCENTAGE OF NET SALES

                                                              YEAR ENDED MAY
                                                                   31,
                                                              ------------------
                                                              1994   1995   1996
                                                              ----   ----   ----
Net sales.................................................... 100 %  100 %  100 %
Cost of sales................................................  65     74     76
  Gross profit...............................................  35     26     24
Selling, general and administrative..........................  24     28     27
Research and development.....................................   7      9      6
Restructuring and other charges.............................. --       3     (1)
  Operating income (loss)....................................   3    (14)    (8)
Interest income (expense), net...............................   *     (1)    (2)
Miscellaneous, net...........................................   *      *      1
Income (loss) before income taxes and extraordinary gain.....   3    (15)    (9)
Provision for income taxes................................... --       *      *
Income (loss) before extraordinary gain......................   3    (15)    (9)
Extraordinary gain...........................................   1    --     --
  Net income (loss)..........................................   4    (15)    (9)

- --------
* Not meaningful or less than 1%

COMPARISON OF FISCAL YEARS ENDED MAY 31, 1996 AND 1995

  Net sales in fiscal 1996 decreased 18% to $64,273,000 from $78,494,000 in fiscal 1995. Fiscal 1996 sales decreased in Europe and, to an even greater extent, in the North America and Asia/Pacific sales regions. The decrease was due primarily to a decrease in input and output product sales and, in the North America and Asia /Pacific sales regions, service revenue, and was partially offset by an increase in cutter sales and European service revenues. Sales were significantly lower in the third quarter and part of the fourth quarter of fiscal 1996 due principally to a lack of product availability precipitated by suppliers' concerns about Summagraphics' liquidity problems. Interim funding received in March from Lockheed Martin helped increase product availability; however, the Company believes that fourth quarter revenues continued to be negatively impacted due to longer vendor lead times in filling orders and due to vendor concerns related to the Company's liquidity problems. The decrease in output product sales reflects a decline in sales of pen plotters and the inability to offset this decline with sales of Summagraphics' SummaJet(TM) ink jet plotter. The SummaJet(TM) plotter was introduced later than scheduled and experienced technical problems, hindering efforts to increase sales of this product in the face of intense competition. The Company also believes that customer uncertainty, both as to future product plans and potential selling channel changes, caused by the announcement of Summagraphics' intention to combine with CalComp had a negative impact on sales in the third and fourth quarter of fiscal 1996 that cannot be quantified.

  Gross profit margin decreased to 24% in fiscal 1996 compared to 26% in the prior year. This margin decrease occurred despite the absence of costs, including severance, of outsourcing the manufacturing of its ink jet product and inventory charges that negatively impacted margin percentage in fiscal 1995, and was principally due to lower sales volume and continued high fixed manufacturing costs; reduced selling prices (particularly in the U.S. and Asia/Pacific due to a change in Summagraphics' pricing/promotion strategy that lowered many selling prices, while reducing promotional incentives that are recorded as selling expenses); and price reductions in reaction to competitive pricing actions particularly on output products.

  Selling, general and administrative expenses as a percentage of net sales decreased from 28%, or $21,940,000, in fiscal 1995 to 27%, or $16,994,000, in fiscal 1996. This decrease was primarily due to abnormally high selling costs incurred in fiscal 1995 caused by delays in the introduction of Summagraphics' ink jet plotter product, lower selling costs in fiscal 1996 due to the elimination of certain promotional programs (which were in part offset with product price reductions) and continued efforts to reduce expenses in all areas. In fiscal 1996 $510,000 of expenses related to the Exchange were included in administrative expense.

  Research and development expenditures as a percentage of net sales decreased from 9% in fiscal 1995 to 6% in fiscal 1996 ($6,761,000 and $3,745,000, respectively). This reduction reflects cost reduction programs put in place by Summagraphics as well as the absence of any major development programs for output products in fiscal 1996.

  In the fourth quarter of fiscal 1996 Summagraphics reviewed the reserves that it had provided in fiscal 1993 and fiscal 1995 related to the write-off and abandonment of its Connecticut leased facility, determined that it had over-accrued the anticipated remaining rent and operating costs for this facility and, accordingly, reversed $346,000 of reserves.

  Interest expense (net) increased to $1,267,000 for fiscal 1996 compared to $588,000 in the prior year. This increase reflects the increase in average short-term debt outstanding from the prior period as well as higher interest rates on its U.S. borrowings as a result of renegotiated credit arrangements in the U.S.

  Other miscellaneous income and expense reflected income of $431,000 in fiscal 1996 compared to expense of $201,000 in the prior year. This change in miscellaneous income and expense is primarily due to currency transaction gains and losses.

  Summagraphics had a pre-tax loss of $5,527,000 in fiscal 1996 compared to a pre-tax loss of $11,412,000 in the prior year. The decrease in operating losses is primarily attributable to the absence of various non-recurring/unusual charges which had been incurred by Summagraphics in the fourth quarter of fiscal 1995.

  Summagraphics did not record a tax provision in fiscal 1996 as a result of the current period losses.

COMPARISON OF THE FISCAL YEARS ENDED MAY 31, 1995 AND 1994

  Net sales increased 1% from fiscal 1994 to fiscal 1995. The net sales increase reflects record European net sales, positive results of new distribution alliances in Asia, and an increase in sales by CAD Warehouse. These increases were offset by a decline in Summagraphics' North American region, due to the accelerating erosion of the large format pen plotter market, a later-than-planned introduction of the SummaJet(TM) ink jet plotter, the loss of certain digitizer OEM business and the final sell out of large format scanners, which were discontinued in fiscal 1994.

  Summagraphics' gross profit margin decreased to 26% in fiscal 1995 from 35% in fiscal 1994, due to high startup and manufacturing costs related to the new large format ink jet plotter, as well as lower selling prices for Summagraphics' older line of pen plotters. The reduction in gross margin also reflects the costs, including severance, of outsourcing the manufacturing of its ink jet product, which was completed during the first quarter of fiscal 1996 as well as significant charges for reserves for obsolete and excess inventories.

  Selling, general and administrative expenses as a percentage of net sales increased from 24% or $18,934,000 in fiscal 1994 to 28% or $21,940,000 in fiscal 1995. This increase reflects increased promotional costs related to the delayed introduction of the SummaJet(TM) ink jet plotter and the lower than expected sales volume generated by the product. Additional selling costs were also incurred on other products in order to offset the lower revenues of the ink jet product.

  Summagraphics' research and development expenses, as a percentage of net sales, increased from 7% in fiscal 1994 to 9% in fiscal 1995 principally due to the increased spending associated with the development of the new large format ink jet plotters introduced in fiscal 1995, new digitizer products and the conversion of its SummaChrome product from primarily a paper printer to a vinyl media printer targeted at the sign making market where Summagraphics' cutter products are sold.

  In the fourth quarter of fiscal 1995, Summagraphics incurred various non-recurring/unusual charges, including charges related to lease abandonment, manufacturing outsourcing, unusual new product introduction costs and excess inventory allowances.

  A lease abandonment charge of approximately $2.2 million was incurred related to Summagraphics' decision to move substantially all remaining activities at its Connecticut facility to Austin, Texas. This charge reflects the remaining lease obligations, leasehold improvement and operating costs associated with the lease which expires in November 1998.

  Summagraphics incurred approximately $1.4 million in charges, primarily for severance, related to the outsourcing of its ink jet and large format digitizer manufacturing and general down-sizing of its North American operations.

  Delays in the initial introduction and subsequent manufacturing of the SummaJet(TM) product resulted in approximately $2.2 million in charges in the fourth quarter of fiscal 1995 for air freighting of materials required for production and for delivery to customers where orders were fulfilled later than requested, price credits to distributors for in-stock inventories related to competitive price reductions to which Summagraphics responded in the fourth quarter, rework related to adding a product feature to aid in the marketing of the product, additional promotional expenses to relaunch the product after the delayed introduction and write-downs of superseded parts inventories.

  Summagraphics recorded write-downs for unused fixed assets and for excess and obsolete parts and products inventories of approximately $3.2 million primarily related to discontinued and/or excess plotter product lines and for parts and supplies for its large format thermal wax printer that are not required for the vinyl sign making application to which the product now targeted.

  As a result of the factors described above, Summagraphics had an operating loss of $10,623,000 in fiscal 1995 compared to operating income of $2,664,000 in fiscal 1994.

  Interest expense increased from $421,000 in fiscal 1994 to $609,000 in fiscal 1995. This increase reflects an increase in average outstanding debt in fiscal 1995 as compared to fiscal 1994. The increased debt is related primarily to the increased inventory levels maintained by Summagraphics in fiscal 1995.

  Summagraphics had pre-tax loss of $11,412,000 in fiscal 1995 versus income of $2,142,000 in fiscal 1994.

  Summagraphics recorded a deferred tax provision of $187,000 related to one of Summagraphics' Belgium subsidiaries which was profitable in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

  As of May 31, 1996, Summagraphics' sources of liquidity consisted of on-hand cash balances, a $4,000,000 revolving credit facility in Belgium, the loan from Lockheed Martin pursuant to the Exchange Agreement, vendor credit and cash generated from operations. Summagraphics' availability under its Belgian bank credit is calculated based upon percentages, as determined by the bank, of certain eligible receivables and to a lesser extent inventories. At that time, Summagraphics did not have any availability under its then current domestic credit facility. As of May 31, 1996, cash and short-term investments totaled $1,752,000, and $781,000 was available under the Belgian revolving credit line.

  During fiscal 1996, Summagraphics utilized its cash balances and credit facilities to fund operations, working capital, capital expenditures and restructuring costs. Cash charges against the restructuring reserve established in 1993 and the lease abandonment reserve established in 1995, both related to the former corporate office lease space in Connecticut, were $1,041,000. Additionally, $346,000 of these reserves were reversed back to income in the fourth quarter of 1996 because the reserves exceeded the sum of the remaining lease payments and maintenance costs.

  As a result of its U.S. operating losses during early fiscal 1996, Summagraphics violated certain financial covenants contained in a credit agreement with its U.S. bank, the lease covering its Texas facility and a capital expenditure loan agreement. In September 1995, all parties to these agreements agreed to waive all events of default and to revise the respective agreements. The amendment to the U.S. bank credit agreement was executed in January, 1996. Significant new provisions of this agreement included an extension of the agreement until September 30, 1996, repayment of the loan based on remittance of certain percentages of daily cash collections, no new loan advances except for one minor exception, additional loan repayments required to be made based upon any proceeds from asset sales or equity proceeds, an increased borrowing rate, new financial covenants and the granting to the bank of warrants to purchase 37,500 shares of Summagraphics Common Stock at $1.75 per share.

  Subsequent to the signing of the amended bank credit agreement, Summagraphics reported a net loss of approximately $1.6 million in the third quarter ended February 29, 1996. This loss was caused primarily by Summagraphics' inability to finance inventory purchases during the quarter due to a severe tightening of vendor credit in the U.S., the bankruptcy of a key European cutter supplier late in the quarter and the discontinuance of a contract manufacturing relationship in the third quarter that resulted in delayed and reduced product deliveries. As a result of this loss, Summagraphics breached certain financial covenants under the amended bank credit agreement. In a further modification to the credit agreement made in March 1996, concurrent with the execution of the Exchange Agreement, the bank agreed to forebear against declaring default with respect to certain financial covenants for the period ending February 29, 1996 until the maturity of the debt, the date of which was variable, depending upon certain circumstances. This debt matured on July 23, 1996 and was repaid in full on that date in connection with the closing of the Exchange. All claims against Summagraphics by the bank were released as of the Closing date.

  A revision to the Texas lease agreement was also executed in March 1996 modifying certain financial covenants to accommodate Summagraphics' losses. Other new provisions of the lease include a rent reduction through September 30, 1996 and the granting of warrants to purchase 15,000 shares of Summagraphics' Common Stock at a price of $2.00 per share. As of May 31, 1996, Summagraphics was not, and the Company may not currently be, in compliance with the revised terms and conditions of the amended lease agreement. The Company expects that discussions with the landlord of the lease concerning lease related issues, will result in an agreement that will be satisfactory to both parties.

  The capital expenditure credit line was also amended in March 1996 to accommodate the third quarter losses. As of May 31, 1996, as a result of continued losses in the fourth quarter, Summagraphics was in violation of certain covenants under the line; however, all borrowings under this agreement were repaid on the Closing date and all claims by the lender against Summagraphics were released.

  During fiscal 1996, as part of Summagraphics' efforts to address its significant losses and liquidity constraints, Summagraphics retained the services of Broadview Associates (an investment banking firm) to assist it with matters relating to Summagraphics' strategic direction. As a result, Summagraphics entered into the Exchange Agreement with Lockheed Martin as described in the Proxy Statement, in connection with which, Lockheed Martin agreed to loan Summagraphics $2.5 million to help alleviate Summagraphics' lack of liquidity (the "Interim Financing"). The Interim Financing was completed and funded in the fourth quarter and was used primarily to finance inventory purchases and to pay vendor liabilities, enabling Summagraphics to alleviate some of its product availability problems.

  Pursuant to the Exchange Agreement, in connection with the closing of the Exchange, Lockheed Martin and the Company entered into the following intercompany agreements effective upon the Closing: (i) a Registration Rights Agreement pursuant to which the Exchange Shares to be issued to Lockheed Martin in connection with the Exchange have certain "demand" and "piggyback" registration rights; (ii) an Intercompany Services Agreement pursuant to which Lockheed Martin provides certain services to the Company which Lockheed Martin had previously provided to CalComp; (iii) a Cash Management Agreement pursuant to which Lockheed Martin manages, on a daily basis, the cash receipts and disbursements of the Company and provides up to $2 million in credit; (iv) a Tax Sharing Agreement pursuant to which Lockheed Martin and the Company will allocate their respective tax liabilities and tax attributes and establish procedures to be followed for tax years for which the Company and its subsidiaries will be included in consolidated Federal income tax returns of Lockheed Martin's consolidated group; (v) a Revolving Credit Agreement pursuant to which Lockheed Martin provided borrowings in an aggregate principal amount of approximately $28 million to the Company for payment of certain indebtedness outstanding at closing, including, but not limited to amounts outstanding under the Interim Financing, for costs incurred to integrate CalComp and Summagraphics and for general working capital purposes; and (vi) a Corporate Agreement pursuant to which Lockheed Martin and the Company agreed, among other things, that for so long as Lockheed Martin owns at least 50% of the Common Stock of the Company, at least two-thirds of the members of the Board of Directors will consist of Lockheed Martin designees and at least two directors will be "independent" of both Lockheed Martin and the Company, and that the Company will not take any actions which would violate, or cause an event of default by Lockheed Martin under provisions of applicable law or regulation, any credit agreement or other material agreement of Lockheed Martin, or any judgment, order or decree of a governmental body or court. See the discussion in the Proxy Statement under "Relationship with Lockheed Martin."

  The Company believes that a key benefit to be realized from the Exchange will be the cost savings from reduction in corporate overhead and elimination of duplicative manufacturing operations and certain unprofitable product lines. The anticipated benefits of the Exchange will not be achieved unless the Company is successful in combining the Summagraphics and CalComp operations in a smooth, timely and efficient manner. Subsequent to the Exchange, the Company has proceeded with the integration and rationalization of each company's development, administrative, finance, sales, product support, distribution and marketing organizations, as well as the integration of each company's product offerings and development activities. The Company expects that the transition to a combined company will continue on into the next calendar year and will require substantial attention from the new management team, some members of which have not worked together previously and have limited experience in integrating companies. Of particular significance to successful integration of the combining companies' businesses will be reassuring both companies' customers that product support and distribution will continue uninterrupted. The requirements for management attention and the costs incurred and difficulties encountered in the transition process may, at least in the short term, have an adverse impact upon the Company's operations.

  Since the Exchange, operating losses with respect to the operations of the combined companies have continued and are expected to continue through at least the third and fourth quarters of calendar 1996. In response, management has undertaken and continues to consider actions to reduce operating expenses and continues to focus on planned new product introductions scheduled for the third and fourth quarters of calendar 1996.

  In connection with the Exchange, the Company will have continuing access to funding from Lockheed Martin. Cash shortfalls of up to $2 million will be funded by Lockheed Martin on an overnight basis pursuant to the Cash Management Agreement. In addition, up to $28 million will be available from Lockheed Martin pursuant to the Revolving Credit Agreement. The proceeds of the Revolving Credit Agreement will be utilized generally to repay certain borrowings of Summagraphics and to fund costs associated with the integration of CalComp and Summagraphics. As anticipated, following the Closing, the Company's liquidity requirements have been higher than in previous periods primarily as a result of costs incurred to integrate Summagraphics operations with and into those of CalComp. However, management believes that cash generated from operations and funds available under the Revolving Credit and Cash Management Agreements with Lockheed Martin should be sufficient to fund the Company's anticipated operating needs for the foreseeable future.

FOREIGN CURRENCY EXCHANGE RATES

  Because the Company sources a substantial portion of its production from Far East manufacturers, the cost of imported product can be affected by fluctuations in the value of the U.S. dollar and import duties or restrictions. Summagraphics does a substantial portion of its business internationally. Summagraphics' products are priced in U.S. dollars in all North American, Latin American, Asian and Pacific Rim countries. In Europe, the Company prices its products in local currencies in Germany, England, France, Belgium and in U.S. dollars in other European and Middle Eastern countries. Approximately 50% of sales are denominated in local currencies and 50% in U.S. dollars. The European operations incur approximately the same percentages of their expenses in either local currencies or dollars. Accordingly, Summagraphics believes that it effectively matches cash inflows and outflows and is not subject to material cash flow impacts due to currency fluctuations.

NEW ACCOUNTING STANDARDS

  During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt Statement 121 in the period beginning June 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analyses required to estimate the impact of the new statement. As a result of the consummation of the Exchange, any effect of Statement 121 will be reflected as part of CalComp's purchase price allocation with respect to the Summagraphics acquisition, since CalComp has adopted this accounting standard effective January 1, 1996.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net earnings and earnings per share as if the company had applied the new method of accounting, as outlined in SFAS No. 123. The Company will continue to account for such transactions according to APB 25.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           PAGE
                                                                           -----
Reports of Independent Auditors..........................................  19-20
Consolidated Balance Sheets--May 31, 1995 and 1996.......................   21
Consolidated Statements of Operations--Years ended May 31, 1994, 1995 and
 1996....................................................................   22
Consolidated Statements of Stockholders' Equity--Years ended May 31,
 1994, 1995 and 1996.....................................................   23
Consolidated Statements of Cash Flows--Years ended May 31, 1994, 1995 and
 1996....................................................................   24
Notes to Consolidated Financial Statements...............................  25-40

  The consolidated financial statements contain pro forma statements of operations for the six month periods ended June 25, 1995 and June 30, 1996, giving effect to the Exchange. Additional pro forma disclosures, including a pro forma balance sheet as of March 31, 1996, and detailed descriptions of the pro forma adjustments are set forth on pages 51-57 of the Proxy Statement, which information is incorporated herein by reference. Any statement contained in a document incorporated by reference herein shall be deemed to be modified or replaced for purposes of this report to the extent that a statement contained herein or in any other subsequently filed document which also is or is deemed to be incorporated by reference herein modifies or replaces such statement. Any such statement so modified or replaced shall not be deemed, except as so modified or replaced, to constitute a part of this report.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CalComp Technology, Inc.

  We have audited the accompanying consolidated balance sheet of Summagraphics Corporation and Subsidiaries as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  As more fully described in Note 12 to the financial statements, on July 23, 1996 Summagraphics Corporation entered into an agreement to exchange shares of its common stock for all the outstanding shares of CalComp Inc., a wholly-owned subsidiary of Lockheed Martin Corporation. As a result of the exchange, Lockheed Martin Corporation acquired control of Summagraphics Corporation and CalComp Inc. became a wholly-owned subsidiary of Summagraphics Corporation.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summagraphics Corporation and Subsidiaries at May 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Orange County, California
August 23, 1996

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Summagraphics Corporation:

  We have audited the accompanying consolidated balance sheet of Summagraphics Corporation and Subsidiaries as of May 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summagraphics Corporation and Subsidiaries as of May 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Austin, Texas
June 27, 1995, except as to notes 5 and 9 which are as of September 20, 1995

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             MAY 31,
                                                    --------------------------
                                                        1995          1996
                                                    ------------  ------------
ASSETS
Current assets:
  Cash............................................. $    560,000  $  1,752,000
  Accounts receivable (less allowance for doubtful
   accounts of $954,000 in 1995 and $1,080,000 in
   1996)...........................................   18,039,000    15,871,000
Inventories:
  Materials........................................    9,881,000     5,954,000
  Work-in-process..................................    2,504,000     1,334,000
  Finished goods...................................    6,998,000     4,800,000
                                                    ------------  ------------
                                                      19,383,000    12,088,000
  Prepaid expenses and other current assets........    1,136,000       741,000
                                                    ------------  ------------
    Total current assets...........................   39,118,000    30,452,000
Fixed assets:
  Land.............................................      344,000       311,000
  Building.........................................    1,616,000     1,497,000
  Machinery and equipment..........................   13,861,000    13,501,000
  Furniture and fixtures...........................    1,241,000       909,000
  Leasehold improvements...........................    1,044,000       840,000
  Construction-in-progress.........................      389,000        58,000
                                                    ------------  ------------
                                                      18,495,000    17,116,000
  Less accumulated depreciation and amortization...  (13,188,000)  (13,485,000)
                                                    ------------  ------------
    Net fixed assets...............................    5,307,000     3,631,000
Goodwill, net of accumulated amortization..........    8,452,000     8,315,000
Other intangible and other assets, net of
 accumulated amortization (Note 3).................      724,000       680,000
                                                    ------------  ------------
    Total assets................................... $ 53,601,000  $ 43,078,000
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $ 12,500,000  $ 11,603,000
  Accrued liabilities (notes 2 and 4)..............   10,619,000     6,589,000
  Notes payable (note 5)...........................    9,548,000    12,378,000
  Current portion of long-term debt (note 5).......      561,000       864,000
  Current obligations under capital leases (note
   9)..............................................      277,000       293,000
                                                    ------------  ------------
    Total current liabilities......................   33,505,000    31,727,000
Long-term liabilities, less current portion:
  Long-term debt (note 5)..........................    1,579,000       761,000
  Capital lease obligations (note 9)...............      282,000        80,000
  Deferred gain on sale of building................      476,000       442,000
  Deferred tax liability (note 8)..................      498,000       788,000
  Restructuring, lease abandonment and other
   charges (note 2)................................    2,857,000     1,472,000
                                                    ------------  ------------
    Total long-term liabilities....................    5,692,000     3,543,000
Commitments and contingencies (note 9)
Stockholders' equity (note 6):
  Preferred stock, $.01 par value, authorized
   5,000,000 shares................................          --            --
  Common stock, $.01 par value, authorized
   20,000,000 shares, issued 4,645,000 shares in
   1995 and 4,688,000 shares in 1996...............       46,000        47,000
  Additional paid-in capital.......................   39,111,000    39,274,000
  Retained earnings (accumulated deficit)..........  (25,879,000)  (31,406,000)
  Cumulative translation adjustment................    1,601,000       368,000
                                                    ------------  ------------
                                                      14,879,000     8,283,000
  Less: Treasury stock, at cost--49,000 shares in
   1995 and 1996...................................     (465,000)     (465,000)
    Stockholder note receivable....................      (10,000)      (10,000)
                                                    ------------  ------------
  Total stockholders' equity.......................   14,404,000     7,808,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 53,601,000  $ 43,078,000
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED MAY 31,
                                         --------------------------------------
                                            1994          1995         1996
                                         -----------  ------------  -----------
Net sales..............................  $77,755,000  $ 78,494,000  $64,273,000
Cost of sales..........................   50,526,000    58,188,000   48,571,000
                                         -----------  ------------  -----------
  Gross profit.........................   27,229,000    20,306,000   15,702,000
Selling, general and administrative....   18,934,000    21,940,000   16,994,000
Research and development...............    5,631,000     6,761,000    3,745,000
Restructuring, lease abandonment and
 other charges (note 2)................          --      2,228,000     (346,000)
                                         -----------  ------------  -----------
  Operating income (loss)..............    2,664,000   (10,623,000)  (4,691,000)
                                         -----------  ------------  -----------
Other income (expense):
  Interest income......................      105,000        21,000       18,000
  Interest expense.....................     (421,000)     (609,000)  (1,285,000)
  Miscellaneous, net...................     (206,000)     (201,000)     431,000
                                         -----------  ------------  -----------
                                            (522,000)     (789,000)    (836,000)
                                         -----------  ------------  -----------
  Income (loss) before income taxes and
   extraordinary gain..................    2,142,000   (11,412,000)  (5,527,000)
Provision for income taxes (note 8)....          --        187,000          --
                                         -----------  ------------  -----------
  Income (loss) before extraordinary
   gain................................    2,142,000   (11,599,000)  (5,527,000)
Extraordinary gain.....................      645,000           --           --
                                         -----------  ------------  -----------
  Net income (loss)....................  $ 2,787,000  $(11,599,000) $(5,527,000)
                                         ===========  ============  ===========
Net income (loss) per common share:
  Income (loss) before extraordinary
   gain................................  $      0.47  $      (2.56) $     (1.20)
  Extraordinary gain...................         0.14           --           --
                                         -----------  ------------  -----------
  Net income (loss) per common share...  $      0.61  $      (2.56) $     (1.20)
                                         ===========  ============  ===========
Weighted average shares used in
 computing net income (loss) per common
 share.................................    4,519,000     4,537,000    4,609,000


          See accompanying notes to consolidated financial statements.

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED MAY 31, 1994, 1995 AND 1996

                            COMMON STOCK
                          -----------------
                                                          RETAINED                  TREASURY
                                            ADDITIONAL    EARNINGS    CUMULATIVE    STOCK AND
                           NUMBER             PAID-IN   (ACCUMULATED  TRANSLATION  STOCKHOLDER STOCKHOLDERS'
                          OF SHARES AMOUNT    CAPITAL     DEFICIT)    ADJUSTMENT      NOTE        EQUITY
                          --------- ------- ----------- ------------  -----------  ----------- -------------
Balance at May 31, 1993.  4,481,000 $45,000 $38,397,000 $(15,661,000) $     7,000   $(475,000) $ 22,313,000
Sale of common stock
 pursuant to the 1987
 Employee Stock Plan....     11,000     --       42,000          --           --          --         42,000
Sale of common stock
 pursuant to the 1988
 Employee Stock Purchase
 Plan...................     47,000     --      165,000          --           --          --        165,000
Awards granted pursuant
 to the 1987 stock plan.      7,000     --       35,000          --           --          --         35,000
Net income..............        --      --          --     2,787,000          --          --      2,787,000
Unrealized translation
 loss...................        --      --          --           --      (309,000)        --       (309,000)
Dividends paid to
 stockholders of CAD
 Warehouse, Inc., an S-
 corporation............        --      --          --      (956,000)         --          --       (956,000)
                          --------- ------- ----------- ------------  -----------   ---------  ------------
Balance at May 31, 1994.  4,546,000  45,000  38,639,000  (13,830,000)    (302,000)   (475,000)   24,077,000
Sale of common stock
 pursuant to the 1987
 Employee Stock Plan....     59,000   1,000     304,000          --           --          --        305,000
Sale of common stock
 pursuant to the 1988
 Employee Stock Purchase
 Plan...................     37,000     --      150,000          --           --          --        150,000
Awards granted pursuant
 to the 1987 stock plan.      3,000     --       18,000          --           --          --         18,000
Net loss................        --      --          --   (11,599,000)         --          --    (11,599,000)
Unrealized translation
 gain...................        --      --          --           --     1,903,000         --      1,903,000
Dividends paid to
 stockholders of CAD
 Warehouse, Inc., an S-
 corporation............        --      --          --      (450,000)         --          --       (450,000)
                          --------- ------- ----------- ------------  -----------   ---------  ------------
Balance at May 31, 1995.  4,645,000  46,000  39,111,000  (25,879,000)   1,601,000    (475,000)   14,404,000
Sale of common stock
 pursuant to the 1988
 Employee Stock Purchase
 Plan...................     29,000   1,000      47,000          --           --          --         48,000
Awards granted pursuant
 to the 1987 Employee
 Stock Plan.............     14,000     --       37,000          --           --          --         37,000
Issuance of warrants....        --      --       79,000          --           --          --         79,000
Net loss................        --      --          --    (5,527,000)         --          --     (5,527,000)
Unrealized translation
 loss...................        --      --          --           --    (1,233,000)        --     (1,233,000)
                          --------- ------- ----------- ------------  -----------   ---------  ------------
Balance at May 31, 1996.  4,688,000 $47,000 $39,274,000 $(31,406,000) $   368,000   $(475,000) $  7,808,000
                          ========= ======= =========== ============  ===========   =========  ============

          See accompanying notes to consolidated financial statements.

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED MAY 31,
                                        --------------------------------------
                                           1994          1995         1996
                                        -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................... $ 2,787,000  $(11,599,000) $(5,527,000)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
  Gain on retirement of debt...........    (645,000)          --           --
  Depreciation and amortization........   3,580,000     3,629,000    2,349,000
  Restructuring, lease abandonment and
   other charges.......................         --      2,228,000     (346,000)
  (Gain) loss on sale of fixed assets..      (4,000)       14,000       64,000
  Compensation in form of stock........      35,000        18,000      116,000
    Accounts receivable................      34,000       864,000    1,618,000
    Inventories........................     644,000    (6,985,000)   6,806,000
    Prepaid expenses and other current
     assets............................      (8,000)       56,000     (781,000)
    Accounts payable...................   4,465,000     2,670,000     (684,000)
    Accrued liabilities................  (4,828,000)      883,000   (4,168,000)
    Other liabilities..................    (321,000)       18,000     (455,000)
                                        -----------  ------------  -----------
  Net cash provided by (used in)
   operating activities................   5,739,000    (8,204,000)  (1,008,000)
                                        -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................  (1,528,000)   (1,927,000)    (325,000)
  Proceeds from sale of fixed assets...      55,000        10,000       81,000
  Intangible assets....................      38,000       644,000       96,000
                                        -----------  ------------  -----------
  Net cash used in investment
   activities..........................  (1,435,000)   (1,273,000)    (148,000)
                                        -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid to stockholders
   of CAD Warehouse, Inc...............    (956,000)     (450,000)         --
  Proceeds from long-term borrowings...         --        855,000          --
  Proceeds from short-term borrowings..         --      9,323,000    3,131,000
  Proceeds from sales of common stock..     208,000       455,000       48,000
  Repayment of short-term debt.........  (2,805,000)          --           --
  Repayment of long-term debt and
   capital lease obligations...........  (2,623,000)     (466,000)    (675,000)
                                        -----------  ------------  -----------
  Net cash provided by (used in)
   financing activities................  (6,176,000)    9,717,000    2,504,000
                                        -----------  ------------  -----------
Effect of exchange rate changes on
 cash..................................      42,000      (499,000)    (156,000)
                                        -----------  ------------  -----------
Net change in cash.....................  (1,830,000)     (259,000)   1,192,000
Cash at beginning of year..............   2,649,000       819,000      560,000
                                        -----------  ------------  -----------
Cash at end of year.................... $   819,000  $    560,000  $ 1,752,000
                                        ===========  ============  ===========

          See accompanying notes to consolidated financial statements.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MAY 31, 1994, 1995, AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements included the accounts of Summagraphics Corporation and its Subsidiaries, all of which are wholly owned (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.

DESCRIPTION OF BUSINESS

  The Company is primarily engaged in the manufacture and sale of digitizing tablets (computer input devices), and plotters (computer output devices). These products are used in applications with high performance computer graphics systems such as computer-aided design ("CAD"). The Company engages in the manufacture and sale of cutters. The Company also owns a mail-order distributor of CAD related equipment and software. The Company's products are sold by its sales force primarily through distributors and also to original equipment manufacturers ("OEMs") which incorporate the Company's products into their own computer products. The Company has a world-wide sales network including OEMs, distributors and manufacturers' representatives and maintains sales offices in the United States, Belgium, France and Germany.

USE OF ESTIMATES

  The development and use of estimates is inherent in the preparation of financial statements that are presented in accordance with generally accepted accounting principles. Significant estimations are made relative to the valuation of accounts receivable, inventories, income taxes and certain accrued liabilities, including among others, those for warranties and contingent liabilities where an unfavorable outcome is considered probable and the amount of the loss is estimable. Actual results may differ from amounts estimated.

CASH EQUIVALENTS

  The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company had no cash equivalents at May 31, 1995 and 1996.

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

  Building depreciation is provided on the straight-line method over a period of fifteen (15) years, depreciation of furniture and fixtures and machinery and equipment (including amortization of assets covered by capital leases) is provided on the straight-line method based on estimated useful lives ranging from three (3) to ten (10) years. Amortization of leasehold improvements is provided over the lesser of the estimated useful life of the improvement or the life of the related lease. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


INTANGIBLE ASSETS

  Goodwill represents the amount by which the cost to purchase Houston Instrument exceeded the fair market value of the related net assets. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through projected future operating cash flows before interest over the remaining amortization period. As a result of this ongoing review, the Company reduced the original life of the goodwill from forty (40) to twenty-five (25) years in 1995.

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

INCOME TAXES

  The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE DATA

  Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated by using the Treasury Stock method.

FOREIGN EXCHANGE

  Assets and liabilities of foreign subsidiaries generally are translated into U.S. Dollars at exchange rates in effect at the end of the year whereas revenues and expenses are translated using average exchange rates that prevailed during the year. Gains and losses that result from this process are shown as an adjustment in stockholders' equity. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity's primary cash flow) are included in operations in the period in which they occur.

ADVERTISING COSTS

  The Company expenses advertising costs as incurred. Advertising expenditures for the years 1994, 1995 and 1996 were $4,429,000, $5,435,000 and $3,119,000, respectively.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


BASIS OF PRESENTATION

  The consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with CAD Warehouse, Inc., an S-Corporation, on November 10, 1994 in exchange for 510,000 shares of the Company's common stock. The merger was accounted for using the pooling of interest method.

NEW ACCOUNTING STANDARDS

  During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Summagraphics is required to adopt Statement 121 in the period beginning June 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Summagraphics has not completed all of the analyses required to estimate the impact of the new statement. As a result of the consummation of the Exchange (see Note 12), any effect of Statement 121 will be reflected as part of CalComp's purchase price allocation with respect to the Summagraphics acquisition, since CalComp has adopted this accounting standard effective January 1, 1996.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. Companies are permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements pro forma net earnings and earnings per share as if the company had applied the new method of accounting, as outlined in SFAS No. 123. Summagraphics will continue to account for such transactions according to APB 25.

NOTE 2: RESTRUCTURING, LEASE ABANDONMENT AND OTHER CHARGES

  In the fourth quarter of 1995, the Company decided to completely abandon its leased facility in Connecticut, and accordingly recorded an additional liability of $2,228,000 related to the Company's consolidation of operations to Austin, Texas (in 1993, the Company recorded a liability of $2,606,000 for the partial abandonment of this facility). This abandoned lease liability relates to the remaining lease costs associated with the Company's Connecticut facility. This liability will be funded over the approximately three (3) years remaining on the lease.

  In the fourth quarter of 1996, the Company reviewed the reserves that had been recorded in 1993 and 1995 relating to the Connecticut lease and determined that the reserves exceeded the sum of the remaining lease payments and maintenance costs of the lease by $346,000 and accordingly reversed these excess reserves.

NOTE 3: INTANGIBLE AND OTHER ASSETS

  Significant components of intangible and other assets at May 31, 1995 and 1996 are as follows:

                                                            1995       1996
                                                         ---------- -----------
      Goodwill.......................................... $9,912,000 $10,059,000
      Other acquired intangibles........................  2,941,000   3,168,000
                                                         ---------- -----------
                                                         12,853,000  13,227,000
      Less accumulated amortization.....................  3,903,000   4,392,000
                                                         ---------- -----------
                                                          8,950,000   8,835,000
      Other assets......................................    226,000     160,000
                                                         ---------- -----------
                                                         $9,176,000 $ 8,995,000
                                                         ========== ===========

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


NOTE 4: ACCRUED LIABILITIES

  Significant components of accrued liabilities at May 31, 1995 and 1996 are as follows:

                                                            1995        1996
                                                         ----------- ----------
      Payroll and other compensation.................... $ 1,223,000 $1,143,000
      Federal, state, foreign, and payroll withholding
       taxes............................................     444,000  1,213,000
      Sales returns and allowances......................   3,026,000    677,000
      Restructuring and lease abandonment costs.........   1,039,000    428,000
      Other.............................................   4,887,000  3,128,000
                                                         ----------- ----------
                                                         $10,619,000 $6,589,000
                                                         =========== ==========

NOTE 5: INDEBTEDNESS

A. LONG-TERM DEBT

  Long-term debt at May 31, 1995 and 1996 consists of the following:

                                                              1995       1996
                                                           ---------- ----------
      Long-term debt...................................... $2,140,000 $1,625,000
      Less current portion................................    561,000    864,000
                                                           ---------- ----------
                                                           $1,579,000 $  761,000
                                                           ========== ==========

  The aggregate maturities of long-term debt are as follows:

      1997................................................ $  864,000
      1998................................................     95,000
      1999................................................     95,000
      2000................................................     95,000
      2001 and thereafter.................................    476,000
                                                           ----------
                                                           $1,625,000
                                                           ==========

  Components of long-term debt are as follows:

    (i) In December 1994, the Company entered into a loan agreement (Loan Agreement) that provided financing for capital expenditures through May 31, 1995, to a maximum amount of $2,500,000. The Company received funding under the Loan Agreement in the amount of $1,153,000, through May 31, 1995, which is payable over a period of three (3) years at a rate based on London InterBank Offered Rate (LIBOR). At May 31, 1996 there was $769,000 outstanding under the Loan Agreement. The capital expenditure credit line was amended in March 1996 to accommodate the third quarter losses. As of May 31, 1996, as a result of continued losses in the fourth quarter, the Company was in violation of certain covenants, which the lender waived. All borrowings under the Loan Agreement were repaid on July 23, 1996 using the proceeds of the Revolving Credit agreement provided by Lockheed Martin as a result of the Exchange (see Note 12), and all claims by the lender against the Company were released.

    (ii) An $856,000 mortgage due in the year 2005, on the subsidiary's facility in Gistel, Belgium.

    At May 31, 1996 interest rates on long-term debt ranged from 7.55% to 10% per annum.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


B. NOTES PAYABLE

 Note Payable to Belgian Bank

  On October 12, 1992, one of the Company's Belgian subsidiaries entered into a $4,000,000 Credit Agreement. This agreement has no defined expiration date and requires the bank to give six (6) months notice of termination, if no defaults exist. Borrowings under this agreement may be in the form of various bank instruments, in various currencies and at various rates, at the Company's option, and are secured by essentially all of the subsidiary's assets except real property. Under the terms of the agreement, the subsidiary is subject to certain covenants and restrictions. At May 31, 1996, $3,219,000 was outstanding under this agreement, leaving $781,000 available to the Company.

 Note Payable to U.S. Bank

  In July, 1994, the Company entered into an $8,000,000 Credit Agreement (U.S. Credit Agreement) with a bank. Under the terms of the agreement, the Company is subject to certain covenants and restrictions. Borrowings under this agreement may be in the form of various bank instruments at rates based on the bank's base rate and are secured by substantially all of the Company's North American assets.

  On September 18, 1995 the bank agreed to amend the U.S. Credit Agreement due to existing covenant violations. This amendment was finalized in January 1996. Significant new provisions of the amendment included waiving existing defaults, reducing the borrowing limit to $7,000,000, new financial covenants and extension of the maturity date to September 30, 1996. Additionally, the amendment required repayment of the loan based on daily collections and suspended new borrowings. In consideration for the amendment, the Company granted the bank warrants to purchase 37,500 shares of Summagraphics Common Stock at $1.75 per share (market value at the date of issuance) and agreed to apply a portion of proceeds from certain cash inflows outside the ordinary course of business, if any, to outstanding principal.

  As a result of its U.S. operating losses during the quarter ended February 29, 1996, Summagraphics breached certain financial covenants under the U.S. Credit Agreement. The U.S. Credit Agreement was again modified in March 1996, concurrent with the execution of the Exchange Agreement with Lockheed Martin, and the bank agreed to forebear against declaring default with respect to the breach of certain financial covenants until the maturity of the debt, the date of which became variable under the modification. This debt matured on July 23, 1996 and was repaid in full on that date using the proceeds of the Revolving Credit agreement provided by Lockheed Martin as a result of the Exchange. All claims against the Company by the lender were released as of the repayment date.

  As of May 31, 1996, $6,643,000 was outstanding under this agreement, and no new borrowings were available.

 Other Notes Payable

  Other notes payable of $16,000 were outstanding as of May 31, 1996.

  Because the long-term debt and notes payable agreements are at variable rates, the carrying value of those debt agreements approximates fair value.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


C. MERGER AGREEMENT AND INTERIM FINANCING

  In connection with the execution of the Exchange Agreement (see Note 12), Lockheed Martin provided Summagraphics with a loan of up to $2.5 million to fund Summagraphics' operations pending the Closing of the Exchange (the "Interim Financing"). The Interim Financing was provided pursuant to a secured convertible debenture (the "Convertible Debenture") bearing interest at 9-1/4% per annum that is convertible upon an Event of Default (as defined therein) into shares of common stock (the "Conversion Shares") at a conversion price of $2.00 per share, unless the Exchange Agreement is terminated as a result of a material breach by Lockheed Martin, in which case the conversion rate is increased to $3.00 per share of common stock. The Convertible Debenture is secured by a lien on certain of Summagraphics' assets. The maturity of the Convertible Debenture was at the earlier of (i) the Closing, (ii) the termination of the Exchange Agreement by either party under certain circumstances, or (iii) July 31, 1996; provided that, if the Exchange Agreement is terminated as a result of a material breach by Lockheed Martin, the maturity date is extended to the first anniversary of the termination. In connection with the issuance of the Convertible Debenture, Summagraphics entered into a registration rights agreement with Lockheed Martin relating to the Conversion Shares (the "Debenture Registration Rights"). Subject to certain limitations, the Debenture Registration Rights entitle Lockheed Martin (or its assignees) to cause Summagraphics to include Conversion Shares in any registration statement filed by Summagraphics or to cause Summagraphics to file and use its best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended, in connection with any public offering of Conversion Shares by Lockheed Martin. This loan matured on July 23, 1996 and was repaid to Lockheed Martin on that day, using the proceeds of the Revolving Credit agreement provided by Lockheed Martin as a result of the Exchange. The loan is a short term debt instrument whose carrying value approximates fair value.

NOTE 6: STOCKHOLDERS' EQUITY

A. COMMON STOCK RESERVED

  The following shares of common stock are reserved for issuance at May 31, 1996:

      Stock option plans:
        Employee stock plan........................................... 1,198,000
        Non-employee director stock option plan.......................    75,000
        Performance unit plan.........................................    50,000
                                                                       ---------
                                                                       1,323,000
      Warrants........................................................   202,500
      Employee stock purchase plan....................................     6,000
                                                                       ---------
                                                                       1,531,500
                                                                       =========

B. STOCK OPTION PLANS

  The Company's 1987 Stock Option Plan provides for the granting to directors, consultants, officers, and other employees of options to purchase a total of 1,350,000 shares of common stock.

  The Company's 1988 Non-Employee Director Stock Option Plan ("Directors' Plan") for outside directors provides for the issuance of options for 75,000 shares of common stock exercisable for a period of ten (10) years from the date of option grant. Under the Directors' Plan, each member of the Board of Directors ("Board") who is neither an employee nor an officer of the Company will be automatically granted on October 31 of each year an option to purchase 3,000 shares of the Company's common stock.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


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

  A summary of changes in stock issuable under employee and non-employee option plans follows:

                                                                   RANGE OF
                                                      SHARES   EXERCISE PRICES
                                                     --------  ----------------
      Outstanding at May 31, 1993...................  626,000  $3.75   - $13.25
        Granted.....................................  543,000    .01   -   7.13
        Exercised...................................  (18,000)  3.50   -   7.13
        Canceled.................................... (202,000)  3.13   -  11.50
                                                     --------  -----     ------
      Outstanding at May 31, 1994...................  949,000    .01   -  13.25
                                                     --------  -----     ------
        Granted.....................................  182,000   3.13   -   8.63
        Exercised...................................  (62,000)  3.13   -   8.00
        Canceled.................................... (225,000)  3.13   -  13.25
                                                     --------  -----     ------
      Outstanding at May 31, 1995...................  844,000    .01   -   9.00
                                                     --------  -----     ------
        Granted.....................................  199,000   2.38   -   3.50
        Exercised...................................  (14,000)  2.38   -   2.38
        Canceled.................................... (268,000)  2.75   -   9.00
                                                     --------  -----     ------
      Outstanding at May 31, 1996...................  761,000  $ .01   - $ 9.00
                                                     ========  =====     ======

  At May 31, 1996, 422,000 options were exercisable at prices ranging from $.01 to $9.00 a share.

C. EMPLOYEE STOCK PURCHASE PLAN

  The 1988 Employee Stock Purchase Plan, which was approved by stockholders in 1989, provides that eligible employees may authorize payroll deductions between 2% and 10% of their regular pay to purchase up to a maximum of 2,000 shares of the Company's common stock in a fiscal year. The purchase price of the stock is the lesser of 85% of the average market price of the Company's common stock on either the first or last business day of the Payment Period. Payment Periods begin on June 1 and December 1 each year. The aggregate number of shares which may be purchased under this plan is 250,000, of which 244,000 have been purchased as of May 31, 1996. Subsequent to May 31, 1996 this Plan was suspended.

D. PERFORMANCE UNIT PLAN

  The 1989 Performance Unit Plan, which was approved by stockholders in fiscal 1990, provides that officers and key employees of the Company may be granted performance units by the Board or a committee comprised of at least three (3) Board members (no such committee has been appointed). Performance units, which are the equivalent of $100 each, may be granted either in cash, shares of common stock or any combination thereof,

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996

to participants upon the attainment of certain objectives as established by the Board. No performance units have been granted as of May 31, 1996.

E. WARRANTS

  The terms of warrants to acquire shares of common stock are as follows:

      MAY 31, 1996                    PRICE                                   EXPIRATION DATE
      ------------                    -----                                   ---------------
        150,000                       $9.00                                     May 1, 1997
         15,000                       $2.00                                    March 7, 2006
         37,500                       $1.75                                   December 6, 2000
        -------
        202,500
        =======

NOTE 7: FOREIGN AND DOMESTIC OPERATIONS, EXPORT SALES, AND MAJOR CUSTOMERS

  Sales, operating income (loss), and identifiable assets of the Company by geographical area are as follows:

                                          1994          1995         1996
      Years Ended May 31,              -----------  ------------  -----------
      Net sales to unaffiliated
       customers:
        United States................. $42,175,000  $ 34,228,000  $29,017,000
        Europe........................  21,435,000    27,381,000   24,536,000
        Other.........................  14,145,000    16,885,000   10,720,000
                                       -----------  ------------  -----------
                                       $77,755,000  $ 78,494,000  $64,273,000
                                       ===========  ============  ===========
      Operating income (loss):
        United States................. $ 1,426,000  $ (9,647,000) $(4,508,000)
        Europe........................     954,000     2,208,000    1,482,000
        Other.........................     284,000    (3,184,000)  (1,665,000)
                                       -----------  ------------  -----------
                                       $ 2,664,000  $(10,623,000) $(4,691,000)
                                       ===========  ============  ===========
                                          1994          1995         1996
      Balance at May 31,               -----------  ------------  -----------
      Identifiable assets:
        United States................. $35,082,000  $ 34,898,000  $22,634,000
        Europe........................  18,751,000    21,987,000   20,783,000
        Elimination...................  (6,497,000)   (3,284,000)    (339,000)
                                       -----------  ------------  -----------
                                       $47,336,000  $ 53,601,000  $43,078,000
                                       ===========  ============  ===========

  During 1994, 1995, and 1996, export sales were $14,145,000, $16,885,000, and
$10,720,000, respectively. No one customer accounted for greater than ten percent (10%) of net sales in any of these years.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


NOTE 8: INCOME TAXES

  A $187,000 provision for income taxes was recorded in 1995 (none was recorded in 1994 or 1996). The provision (benefit) for income taxes consists of the following for 1994, 1995, and 1996:

                                                  CURRENT   DEFERRED    TOTAL
      Year Ended May 31, 1994                    ---------  --------  ---------
      Federal................................... $     --   $    --   $     --
      State.....................................       --        --         --
      Foreign...................................       --        --         --
                                                 ---------  --------  ---------
        Total................................... $     --   $    --   $     --
                                                 =========  ========  =========
                                                  CURRENT   DEFERRED    TOTAL
      Year Ended May 31, 1995                    ---------  --------  ---------
      Federal................................... $(400,000) $    --   $(400,000)
      State.....................................       --        --         --
      Foreign...................................    21,000   566,000    587,000
                                                 ---------  --------  ---------
        Total................................... $(379,000) $566,000  $ 187,000
                                                 =========  ========  =========
                                                  CURRENT   DEFERRED    TOTAL
      Year Ended May 31, 1996                    ---------  --------  ---------
      Federal................................... $     --   $    --   $     --
      State.....................................       --        --         --
      Foreign...................................    51,000   (51,000)       --
                                                 ---------  --------  ---------
        Total................................... $  51,000  $(51,000) $     --
                                                 =========  ========  =========

  The components of the net deferred tax asset (liability) as of May 31, 1995 and 1996 were as follows:

                                                      U.S. FEDERAL
                                                        & STATE      FOREIGN
      As of May 31, 1995                              ------------  ----------
      Deferred tax assets:
        Net operating loss carryforwards............. $  3,598,000  $2,361,000
        Inventory and warranty reserves..............    1,792,000         --
        Restructuring accruals.......................    2,283,000      51,000
        Accounts receivable and return reserves......    1,201,000         --
        Tax credit carryforwards.....................    1,689,000         --
        Other assets.................................      944,000     153,000
        Valuation allowance..........................  (10,518,000)    (79,000)
                                                      ------------  ----------
          Total deferred tax asset...................      989,000   2,486,000
                                                      ------------  ----------
      Deferred tax liabilities:
        Property, plant, and equipment...............      989,000         --
        Tax deductible goodwill......................          --    2,984,000
                                                      ------------  ----------
          Total deferred tax liability...............      989,000   2,984,000
                                                      ------------  ----------
      Net deferred tax asset (liability)............. $        --   $ (498,000)
                                                      ============  ==========

                   SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                          MAY 31, 1994, 1995, AND 1996

                                                      U.S. FEDERAL
                                                        & STATE      FOREIGN
      As of May 31, 1996                              ------------  ----------
      Deferred tax assets:
        Net operating loss carryforwards............. $  8,353,000  $1,503,000
        Inventory and warranty reserves..............    1,728,000         --
        Restructuring accruals.......................      853,000      93,000
        Accounts receivable and return reserves......      405,000         --
        Tax credit carryforwards.....................    1,476,000         --
        Other assets.................................      820,000     288,000
        Valuation allowance..........................  (13,243,000)    (98,000)
                                                      ------------  ----------
          Total deferred tax asset...................      392,000   1,786,000
                                                      ------------  ----------
      Deferred tax liabilities:
        Property, plant, and equipment...............      310,000         --
        Other liabilities............................       82,000         --
        Tax deductible goodwill......................          --    2,574,000
                                                      ------------  ----------
          Total deferred tax liability...............      392,000   2,574,000
                                                      ------------  ----------
      Net deferred tax asset (liability)............. $        --   $ (788,000)
                                                      ============  ==========

  The valuation allowance for deferred tax assets as of June 1, 1995 was $10,597,000. The net change in the valuation allowance for the year ended May 31, 1996 was an increase of $2,744,000. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of May 31, 1996 will be allocated as follows:

      Income tax benefit that would be reported in the
       consolidated statement of operations........................ $13,087,000
      Goodwill.....................................................     254,000
                                                                    -----------
                                                                    $13,341,000
                                                                    ===========

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


  The provision (benefit) for income taxes varies from the amounts computed by applying the U.S. Federal Income Tax rate of thirty-four percent (34%) as follows:

                            1994               1995                1996
                           AMOUNT      %      AMOUNT       %      AMOUNT       %
                          ---------  -----  -----------  -----  -----------  -----
Income tax computed at
 federal statutory rate.  $ 947,000   34.0  $(3,880,000) (34.0) $(1,879,000) (34.0)
Increase (reduction)
 resulting from:
Benefit of Subchapter S
 Corporation status.....   (333,000) (11.9)    (156,000)  (1.4)         --     --
Change in the beginning
 of the year balance of
 the valuation allowance
 for deferred tax assets
 allocated to income tax
 expense................   (690,000) (24.8)   2,256,000   19.8    2,744,000   49.6
Differing foreign tax
 rates..................     57,000    2.0      104,000    0.9       86,000    1.6
Contingency resolution..        --     --           --     --      (341,000)  (6.2)
Benefit of foreign
 eliminations...........        --     --           --     --      (167,000)  (3.0)
Benefit due to revisions
 in deferred
 tax balances...........        --     --           --     --      (448,000)  (8.1)
Amortization of
 goodwill...............     26,000     .9    2,099,000   18.4       40,000     .7
Other differences.......     (7,000)   (.2)    (236,000)  (2.1)     (35,000)   (.6)
                          ---------  -----  -----------  -----  -----------  -----
                          $     --     --   $   187,000    1.6  $       --     --
                          =========  =====  ===========  =====  ===========  =====

  At May 31, 1996, the Company had available NOL carryforwards of approximately $24,567,000 and $3,741,000 for U.S. and foreign tax reporting purposes, respectively. The NOL carryforwards for tax reporting purposes expire in varying amounts in the U.S. through the year 2011. The NOLs in foreign jurisdictions generally carryforward indefinitely. Further, the Company has general business credit carryforwards of approximately $854,000 which expire through the year 2008, foreign tax credits of $296,000 which expire through the year 2000, and alternative minimum tax carryforwards of $326,000 which have no expiration dates. As a result of a change in ownership of the Company on July 23, 1996, the ultimate utilization of the Company's NOL carryforwards and tax credits could be limited.

  U.S. and foreign income (loss) from operations before federal, state, and foreign income taxes are as follows:

                                              1994        1995         1996
                                           ---------- ------------  -----------
      U.S................................. $2,326,000 $(13,034,000) $(6,927,000)
      Foreign.............................    461,000    1,622,000    1,400,000
                                           ---------- ------------  -----------
                                           $2,787,000 $(11,412,000) $(5,527,000)
                                           ========== ============  ===========

  The Company is currently undergoing an audit of its 1991 through 1993 U.S. Federal income tax returns. There have been no material deficiencies asserted by the Internal Revenue Service for the audit to date.

NOTE 9: COMMITMENTS AND CONTINGENCIES

A. LEASES

  In May, 1992, the Company concluded a sale and leaseback of its Austin, Texas facility. The Company recorded a $612,000 gain on the sale which was deferred and is being amortized over the lease term. The lease is an eighteen
(18) year operating lease expiring in the year 2010. The lease provides for a fixed rental charge, plus additional rent based on increases in the Consumer Price Index. Under the terms of the agreement, the Company is subject to certain covenants and restrictions. At May 31, 1995, the Company was in default with certain of the covenants. On September 20, 1995, the lessor committed to waive defaults at May 31, 1995 and to

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996

forbear against exercising remedies to financial covenant violations in exchange for commitments to specific performance by the Company through August 31, 1996. A revised Texas lease agreement was executed in March 1996 and also contains revisions to certain financial covenants to accommodate the losses. New provisions of this agreement include a rent reduction through September 30, 1996 and the granting of warrants to purchase 15,000 shares of Common Stock at a price of $2.00 per share (market value at date of issuance) as well as revised financial covenants. As of May 31, 1996 Summagraphics was not, and the Company may not currently be, in compliance with the revised terms and conditions of the amended lease agreement. However, the Company expects that discussions with the landlord of the lease concerning lease related issues will result in an agreement that will be satisfactory to both parties.

  The Company leases various assets used in its operations, primarily buildings and equipment. Substantially all of the leases provide that the Company pay for maintenance and insurance.

  Future minimum lease payments for leased capital assets total $394,000, of which $21,000 represents interest. Capital leases and non-cancelable operating leases, exclusive of the Connecticut facility, at May 31, 1996 require the following annual minimum lease payments:

                                                            CAPITAL   OPERATING
                                                             LEASES    LEASES
                                                            -------- -----------
      1997................................................. $310,000 $ 1,082,000
      1998.................................................   66,000     965,000
      1999.................................................   18,000     913,000
      2000.................................................      --      878,000
      2001.................................................      --      863,000
      Later years..........................................      --    7,763,000
                                                            -------- -----------
                                                            $394,000 $12,464,000
                                                            ======== ===========

  Rental expense on operating leases for 1994, 1995, and 1996 was $1,530,000, $1,686,000 and $1,131,000, respectively. The original cost and net book value of furniture and equipment under capital lease at May 31, 1996 was $828,000 and $22,000, respectively.

B. EMPLOYEE 401 (K) PLAN

  The Company's 401(k) Plan covers all full-time employees who have completed six (6) months of continuous employment and are eighteen (18) years of age or older. Under the terms of the plan an employee may contribute up to twenty percent (20%) of annual compensation, up to five percent (5%) of which may be matched by the Company at 25%, 50%, 75% or 100% of the employee contribution depending on years of service. Employee contributions vest fully upon contribution while employer contributions vest twenty percent (20%) per year. There were no employer contributions for 1994, 1995, or 1996. Additional contributions may be authorized by the Board of Directors predicated on Company performance.

C. LITIGATION

  The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the normal course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or cash flows taken as a whole.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


NOTE 10: SUPPLEMENTARY CASH FLOW INFORMATION AND OTHER DATA

  For the years ended May 31, 1994, 1995, and 1996 certain supplementary cash flow information follows:

                                                      1994     1995      1996
                                                    -------- -------- ----------
      Cash paid during the year for:
        Interest..................................  $421,000 $609,000 $1,233,000
        Income Taxes..............................       --       --         --
      Non-Cash financing and investing activities,
       capital leases.............................   175,000   15,000     83,000

NOTE 11: VALUATION AND QUALIFYING ACCOUNTS

  For the years ended May 31, 1994, 1995, and 1996 certain supplementary information regarding valuation and qualifying accounts follows:

                      BALANCES
                         AT     CHARGED TO               BALANCES
                     BEGINNING   COST AND               AT END OF
       DESCRIPTION   OF PERIOD   EXPENSES  DEDUCTIONS     PERIOD
       -----------   ---------- ---------- -----------  ----------

            ALLOWANCE FOR DOUBTFUL RECEIVABLES:
           1994      $1,119,000 $  124,000 $  (130,000) $1,113,000
           1995      $1,113,000 $   35,000 $  (194,000) $  954,000
           1996      $  954,000 $  324,000 $  (198,000) $1,080,000

            RESERVES FOR EXCESS & OBSOLETE INVENTORY:
           1994      $4,195,000 $  637,000 $  (606,000) $4,226,000
           1995      $4,226,000 $1,497,000 $(1,009,000) $4,714,000
           1996      $4,714,000 $  385,000 $(1,291,000) $3,808,000

NOTE 12: SUBSEQUENT EVENTS

  On July 23, 1996, the Company consummated the transaction contemplated in the Plan of Reorganization and Agreement for the Exchange of Stock of CalComp Inc. for Stock of Summagraphics Corporation (the "Exchange Agreement") pursuant to which the Company issued to Lockheed Martin Corporation ("Lockheed Martin") 40,742,957 shares of the Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. ("CalComp") (the "Exchange"). The number of shares of Common Stock of the Company issued in the Exchange is subject to adjustment, as provided in the Exchange Agreement, based on the equity and backlog of the Company and the equity of CalComp as of July 23, 1996. In connection with the Exchange, the name of the Company was changed to CalComp Technology, Inc. ("CalComp Technology").

  Prior to the Exchange, the number of authorized shares of common stock of the Company was increased to 60,000,000. Concurrent with the exchange, the CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees (with Stock Appreciation Rights) was approved, which provides for the issuance of 2,000,000 stock options and 2,000,000 rights. Additionally, several intercompany agreements between CalComp Technology and Lockheed Martin were entered into, including a Registration Rights agreement, an Intercompany Services agreement, a Tax Sharing agreement, a Corporate agreement, a Cash Management agreement, and a Revolving Credit agreement, providing a $28 million line of credit. All borrowings from the Company's U.S. bank, the Convertible Debenture payable to Lockheed Martin, and the amounts due under the Loan Agreement for capital expenditures were repaid in full on July 23, 1996 with proceeds from the Revolving Credit agreement, and the related borrowing agreements were terminated.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


  As a result of the Exchange, Lockheed Martin acquired control of the Company and CalComp became a wholly owned subsidiary of the Company. The Exchange will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". Because the Exchange is a reverse acquisition for accounting purposes, CalComp is considered to be the acquirer and the net assets of the Company will be revalued to their estimated fair market values.

NOTE 13: PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The following unaudited condensed financial information gives effect to the Exchange. Since CalComp is considered the acquirer for accounting purposes, the statements reflect the adoption of CalComp's year end, which is based on a 52/53 week fiscal year ending on the last Sunday in December. The unaudited results of operations for CalComp are for the six months ended June 25, 1995 and June 30, 1996. The unaudited results of operations for the Company are for the six months ended May 31, 1995 and 1996. Pro forma adjustments have been made to reflect the financial impact of purchase accounting and other items which would have been effected if the Exchange had taken place on December 26, 1994. Such adjustments include additional goodwill amortization offset in part by a reduction in depreciation expense for assets that will be disposed. Additionally, interest charges allocated to CalComp by Lockheed Martin, and included in selling, general and administrative expenses, have been reversed in a pro forma adjustment. Such interest had been allocated based on Lockheed Martin's net investment in each of its subsidiaries. Future interest charges to CalComp Technology will be based on average borrowings under a revolving credit agreement between CalComp Technology and Lockheed Martin.

  The pro forma statements of operations included in the Company's Proxy Statement, dated June 24, 1996, disclosed that management of CalComp Technology intended to dispose of the Company's CAD Warehouse subsidiary. Management is re-evaluating such plans, and at this time, the disposal of such entity is not certain. Accordingly, the results of operations for CAD Warehouse remain in the pro forma results of operations for the six month periods ended June 25, 1996 and June 30, 1996.

  In connection with the Exchange, Summagraphics will record in its operating results for the period ended July 23, 1996, reserves and allowances of approximately $2.5 million, $8.0 million and $1.5 million for accounts receivable, inventory, and warranty obligations, respectively. These reserves and allowances are necessary because the plans of the new management of CalComp Technology call for the discontinuance of certain product lines.

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


  The pro-forma results are based on historical data and may not be indicative of the future results of CalComp Technology.

 Six Months Ended June 25, 1995

                                     HISTORICAL
                              -------------------------  PRO FORMA
                               CALCOMP    SUMMAGRAPHICS ADJUSTMENTS PRO FORMA
                              ----------  ------------- ----------- ----------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                 AMOUNTS)
Net sales.................... $  141,276    $  39,422               $  180,698
Cost of sales................    100,464       32,893                  133,357
                              ----------    ---------               ----------
  Gross profit...............     40,812        6,529                   47,341
Selling, general and
 administrative expenses.....     40,310       12,216     $(1,395)      51,131
Research and development.....      8,794        3,490                   12,284
                              ----------    ---------               ----------
Operating loss...............     (8,292)      (9,177)                 (16,074)
Other income and expenses:
  Interest income............        --             8                        8
  Interest expense...........        (12)        (465)                    (477)
  Miscellaneous, net.........      1,362       (2,465)                  (1,103)
                              ----------    ---------               ----------
Loss before income taxes.....     (6,942)     (12,099)                 (17,646)
Income tax provisions........      2,007          187                    2,194
                              ----------    ---------               ----------
Net loss..................... $   (8,949)   $ (12,286)              $  (19,840)
                              ==========    =========               ==========
Weighted average number of
 common shares outstanding...      1,000    4,570,000               45,313,000
Net loss per common share.... $(8,949.00)   $   (2.69)              $    (0.44)
                              ==========    =========               ==========

 Six Months ended June 30, 1996

                                    HISTORICAL
                             --------------------------  PRO FORMA
                               CALCOMP    SUMMAGRAPHICS ADJUSTMENTS PRO FORMA
                             -----------  ------------- ----------- ----------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................... $   102,806    $  30,241               $  133,047
Cost of sales...............      80,668       23,080                  103,748
                             -----------    ---------               ----------
  Gross profit..............      22,138        7,161                   29,299
Selling, general and
 administrative expenses....      36,456        8,321     $(1,395)      43,382
Research and development....      10,098        1,576                   11,674
                             -----------    ---------               ----------
Operating loss..............     (24,416)      (2,736)                 (25,757)
Other income and expenses:
  Interest income...........         729           10                      739
  Interest expense..........         --          (733)                    (733)
  Miscellaneous, net........          14          323                      337
                             -----------    ---------               ----------
Loss before income taxes....     (23,673)      (3,136)                 (25,414)
Income tax provisions.......         618          --                       618
                             -----------    ---------               ----------
Net loss.................... $   (24,291)   $  (3,136)              $  (26,032)
                             ===========    =========               ==========
Weighted average number of
 common shares outstanding..       1,000    4,618,000               45,361,000
Net loss per common share... $(24,291.00)   $   (0.68)              $    (0.57)
                             ===========    =========               ==========

                  SUMMAGRAPHICS CORPORATION AND SUBSIDIARIES

                         MAY 31, 1994, 1995, AND 1996


  CalComp's revenues for the six months ended June 30, 1996 declined $38.5 million from the six months ended June 25, 1995, and gross margin decreased from 29% to 22%. Product revenues and gross margin were adversely impacted primarily by competitive actions and by continuing difficulties associated with a new product introduction. Additionally, service revenues in the first quarter of 1996 continued to decline resulting from the transition to lower cost products, and a lower rate of service contract renewals as older generation products are retired from service.

  The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on CalComp's revenue and margin. As a result of such pressures, CalComp experienced a loss of $3.6 million in July of 1996. Losses are expected to continue through at least the third and fourth quarters of 1996. In response, management has undertaken and continues to consider actions to reduce operating expenses and continues to focus on planned new product introductions scheduled for the third and fourth quarters of calendar 1996.

  CalComp's general and administrative expenses decreased by $3.9 million as compared to the six months ended June 25, 1995 primarily because the 1995 period included $4.5 million of expenses related to facilities closures and workforce reductions. This decrease was offset by increased goodwill amortization of $0.8 million resulting from the decision to shorten CalComp's original goodwill amortization period of 40 years to 15 years prospectively effective January 1, 1996. Product development expenses increased $1.3 million compared with the six month period ended June 25, 1995 as a result of ongoing new product development.

  CalComp's interest income of $0.7 million recognized in the six months ended June 30, 1996 relates to a refund received as a result of a favorable determination by U.K. taxing authorities that CalComp is entitled to interest on amounts refunded and recognized as a benefit in its provision for foreign income taxes for the year ended December 31, 1995. Miscellaneous, net, decreased by $1.3 million for the six months ended June 30, 1996 compared to the 1995 period as a result of a reduction in foreign currency gains and a reduction in the profitability of CalComp's minority interest in its Japanese joint venture, which is accounted for on the equity method in other income. Income taxes of $0.6 million for the six months ended June 30, 1996 resulted from provision of foreign income taxes for profitable foreign CalComp locations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  The Company has no disagreements on accounting or financial disclosure matters with its independent auditors. Subsequent to the completion of the "Exchange," the Company appointed Ernst & Young LLP as its independent auditors replacing KPMG Peat Marwick LLP.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  Information concerning directors and executive officers of the Company required under this item is incorporated herein by this reference to the information in the Proxy Statement captioned "Management of New CalComp After the Exchange" on pages 93 through 95. Each of the individuals listed therein have been elected directors and/or appointed executive officers of the Company as anticipated thereby. In addition, John J. Millerick was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company on
August 12, 1996. Mr. Millerick, age 48, previously served as Vice President-Finance for Digital Equipment Corporation's Personal Computer Business Unit from December of 1994 until August of 1995. Before joining Digital, Mr. Millerick served 12 years at Wang Laboratories in several management positions, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten-percent (10%) stockholders are required by regulation promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

  To Summagraphics' knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent (10%) beneficial owners have been complied with.

ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning Executive Compensation required under this item is incorporated herein by this reference to the information in the Proxy Statement captioned "Interests of Certain Persons in the Exchange" on page 42, "Compensation of Directors" on page 94, "Compensation of Directors" on page 102 and "Summagraphics Executive Compensation and Other Information" on pages 104 through 108.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding beneficial ownership of Company Common Stock as of July 31, 1996 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each current director and each named executive officer of the Company, and (iii) all current directors and current executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the current beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                               COMMON STOCK
                                                            BENEFICIALLY OWNED
                                                           ---------------------
                                                           NUMBER OF  PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      SHARES   OF SHARES
- ---------------------------------------                    ---------- ----------
Lockheed Martin Corporation(2) ........................... 40,742,957    89.7%
6801 Rockledge Drive
Bethesda, Maryland 20817
Peter B. Teets............................................        --      --
Gary R. Long..............................................        --      --
Gary P. Mann..............................................        --      --
Terry F. Powell...........................................        --      --
Gerald W. Schaefer........................................        --      --
Neil A. Knox..............................................        --      --
Kenneth R. Ratcliffe......................................        --      --
Michael S. Bennett(3)(6)..................................    126,168     *
David G. Osowski(4)(6)....................................     74,500     *
Robert B. Sims(5)(6)......................................     71,999     *
Dennis Jolly(6)...........................................     20,000     *
Darius C. Power(6)........................................        --      --
All current directors and executive officers as a group...        --      --

- --------
 * Less than 1%.
(1) Except as otherwise noted, each person or group named in the table has sole investment and voting power with respect to all shares of Common Stock shown as beneficially owned by such person or group.
(2) Pursuant to the Exchange Agreement, the Company issued to Lockheed Martin Corporation 40,742,957 shares of its Common Stock. The number of such shares are subject to adjustment for certain events discussed in the Proxy Statement. The Company does not believe that such adjustments, if any, will materially effect Lockheed Martin's interest in the Company.
(3) Includes 121,249 shares which Mr. Bennett has the right to acquire pursuant to the exercise of stock options which are exercisable on July 31, 1996 or within sixty days thereafter. Such options expire on July 23, 1998.
(4) Includes 67,499 shares which Mr. Osowski has the right to acquire pursuant to the exercise of stock options which are exercisable on July 31, 1996 or within sixty (60) days thereafter. Such options expire on July 23, 1998.
(5) Consists solely of options to purchase 71,999 shares which are exercisable on July 31, 1996 or within sixty (60) days thereafter. Such options expire on July 23, 1998.
(6) Messrs. Bennett, Osowski, Sims, Jolly and Power resigned as executive officers of the Company in connection with the Exchange.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by this reference to the information in the Proxy Statement captioned "Interests of Certain Persons in the Exchange" on pages 42 and 43, "Relationship with Lockheed Martin" on pages 71 through 76 and "Certain Relationships and Related Transactions" on page 109.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements.

  The following consolidated financial statements of the Company and the reports of independent auditors' are on pages 19 through 40 hereof.

  Reports of Independent Auditors
  Consolidated Balance Sheets--May 31, 1995 and 1996
  Consolidated Statements of Operations--Years ended May 31, 1994, 1995 and
1996
  Consolidated Statements of Stockholders' Equity--Years ended May 31, 1994, 1995 and 1996
  Consolidated Statements of Cash Flows--Years ended May 31, 1994, 1995 and
1996
  Notes to Consolidated Financial Statements

  The consolidated financial statements contain pro forma statements of operations for the six month periods ended June 25, 1995 and June 30, 1996, giving effect to the Exchange. Additional pro forma disclosures, including a pro forma balance sheet as of March 31, 1996, and detailed descriptions of the pro forma adjustments are set forth on pages 51-57 of the Proxy Statement, which information is incorporated herein by reference. Any statement contained in a document incorporated by reference herein shall be deemed to be modified or replaced for purposes of this report to the extent that a statement contained herein or in any other subsequently filed document which also is or is deemed to be incorporated by reference herein modifies or replaces such statement. Any such statement so modified or replaced shall not be deemed, except as so modified or replaced, to constitute a part of this report.

  All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

    (2) Lists of Exhibits.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  2      Plan of Reorganization and Agreement for the Exchange of Stock of
         CalComp Inc. for Stock of Summagraphics Corporation by and among
         Lockheed Martin Corporation, a Maryland corporation, CalComp Inc., a
         California corporation, and Summagraphics Corporation, a Delaware corporation, as amended.
         Fourth Amended and Restated Certificate of Incorporation of the
  3.1    Company.
  3.2    Bylaws of the Company.
  4.1    8% Convertible Subordinated Note due May 1, 1995 of Summagraphics
         Corporation (filed as
         Exhibit 2 to the Company's Current Report on Form 8-K, dated May 14,
         1990, and incorporated herein by this reference).
 10.1    Lease between 330 Realty Associates and the Company dated May 28, 1987
         (filed as Exhibit 10.18 to the Company's Registration Statement on
         Form S-1 (No. 33-15658) and incorporated herein by this reference).
 10.2    1985 Employee Stock Purchase Plan (filed as Exhibit 10.04 to the
         Company's Registration Statement on Form S-1 (No. 33-15658) and
         incorporated herein by this reference).
 10.3    1984 Executive Stock Purchase Plan, as amended (filed as Exhibit 10.05 to the Company's Registration Statement on Form S-1 (No. 33-15658) and
         incorporated herein by this reference).
 10.4    Form of Stock Purchase Agreement under 1984 Executive Stock Purchase
         Plan (filed as Exhibit 10.06 to the Company's Registration Statement
         on Form S-1 (No. 33-15658) and incorporated herein by this reference).
 10.5    1987 Stock Plan, as amended (filed as Exhibit 10.12 to the Company's
         Form 10-K for fiscal year 1994 and incorporated herein by reference).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.6    1989 Performance Unit Plan (filed as Exhibit 10.11) to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1989
         (File No. 0-16071) and incorporated herein by this reference).
 10.7    Form of Employment Agreement between Summagraphics Corporation and senior executive officers (filed as Exhibit 10.13 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         May 31, 1989 (File No. 0- 16071) and incorporated herein by this reference).
 10.8    Management Bonus Plan letter (filed as Exhibit 10.09 to the Company's
         Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).
 10.9    The Cash or Deferral Profit Sharing Plan (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-15658) and
         incorporated herein by this reference).
 10.10   Amended and Restated Shareholders' Agreement, as amended (filed as
         Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No.
         33-15658) and incorporated herein by this reference).
 10.11   Second Amendment to Amended and Restated Shareholders' Agreement, as
         amended (Exhibit 10.13) (filed as Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         May 31, 1988 (File No. 0-16071) incorporated herein by this reference).
 10.12   Agreement of Sale, dated as of March 14, 1990, by and between Ametek and Summagraphics Corporation (filed as Exhibit 1 to the Company's
         Current Report on Form 8-K, dated May 14, 1990, and incorporated herein by reference).
 10.13   Registration Rights Agreement, dated as of May 1, 1990, between the
         Company and Ametek, Inc. (filed as Exhibit 3 to the Company's Current
         Report on Form 8-K, dated May 14, 1990, as amended on
         July 13, 1990 and August 15, 1990 and incorporated herein by this reference).
 10.14   Termination Agreement dated as of May 31, 1994 to terminate the
         Registration Rights Agreement dated May 1, 1990, between Ametek, Inc.
         and Summagraphics Corporation (filed as Exhibit 10.21 to the Company's
         Form 10-K for fiscal year 1994 and incorporated herein by reference).
 10.15   Registration Rights Agreement, dated as of May 25, 1994, between
         Ametek, Inc. and Summagraphics Corporation (filed as Exhibit 10.22 to the Company's Form 10-K for fiscal year 1994 and incorporated herein by reference).
 10.16   Lease Agreement dated as of May 28, 1992 by and between QRS 10-12
         (TX), Inc. and QRS 11-5 (TX), Inc., as landlord, and Summagraphics
         Corporation, as tenant, on premises located at 8500 Cameron Road,
         Austin, Texas in connection with the sale and leaseback of that property (filed as Exhibit 10.24 to the Company's Annual Report for the fiscal year ended May 31, 1992
         (File No. 0-16071) and incorporated herein by this reference).
 10.17   Employment Agreement, dated April 16, 1993, between the Company and
         Michael S. Bennett (filed as an Exhibit to the Company's Annual 10-K for the fiscal year ended May 31, 1993
         (File No. 0-16071) and incorporated herein by this reference).
 10.18   Letter of Credit Agreement dated September 9, 1992, between
         Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).
 10.19   Deed of Pledge of Business dated September 9, 1992, between
         Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).
 10.20   Acceptance of Subordination dated October 12, 1992, between
         Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.21   Amendment No. 1 to the Lease Agreement, dated as of August 27, 1993, between QRS 10-12 (TX), Inc. and QRS (TX), Inc. as landlord and
         Summagraphics Corporation, as tenant (filed as an Exhibit to the
         Company's Annual Report on Form 10-K for the fiscal year ended May 31,
         1993
         (File No. 0-16071) and incorporated herein by this reference).
 10.22   Employment Modification Agreement dated as of April 25, 1995, by and between the Company and Michael S. Bennett (filed as an Exhibit to the
         Company's Annual Report on Form 10-K for the fiscal year ended May 31,
         1995 (File No. 0-16071) and incorporated herein by reference).
 10.23   Credit Agreement dated as of July 18, 1994 by and between the Company and Silicon Valley Bank (filed as an Exhibit to the Company's Annual
         Report on Form 10-K for the fiscal year ended May 31, 1995 (File No.
         0-16071) and incorporated herein by reference).
 10.24   Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc. (filed as an Exhibit to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1995
         (File No. 0-16071) and incorporated herein by reference).
 10.25   Amendment dated as of June 1, 1995 of the Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc.
         (filed as an Exhibit to the Company's Annual Report on Form 10-K for
         the fiscal year ended May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.26   Asset Purchase Agreement dated as of November 10, 1994 among the
         Company, CAD Warehouse, Inc. (a Nevada corporation), CAD Warehouse,
         Inc. (a Delaware corporation), John G. Panutsos, Rosemary Wollet, and
         David C. Hoffer (filed as an Exhibit to the Company's Annual Report on
         Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-16071)
         and incorporated herein by reference).
 10.27   Amendment No. 1 to Form S-3 Registration Statement under the
         Securities Act of 1933 dated April 3, 1995 relating to the registration of 133,323 shares of the Company's Common Stock (filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995
         (File No. 0-16071) and incorporated herein by reference).
 10.28   Form 8 Amendment No.1 to Form 8-K Report of the Company (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.29   Amendment No. 2 dated as of April 12, 1995 of the Lease Agreement dated as of May 28, 1992, by and between QRS 10-12 (TX), Inc. and QRS
         11-5 (TX), Inc. and the Company (filed as an Exhibit to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1995
         (File No.
         0-16071) and incorporated herein by reference).
 10.30   Manufacturing Agreement dated as of September 13, 1995 between the
         Company and Harvard Manufacturing Ventures, LLC (filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
         May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.31   License Agreement dated as of July 31, 1995 between the Company and
         Sharp Corporation (filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-16071)
         and incorporated herein by reference).
 10.32   Amendment dated as of March 7, 1996 of the Lease Agreement dated as of
         May 28, 1992, by and between QRS 10-12 (TX), Inc. and QRS 11-5 (TX),
         Inc. and the Company.
 10.33   Waiver dated as of March 15, 1996 of the Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc.
 10.34   Loan Document Modification Agreement dated December 6, 1995 to the
         Credit Agreement dated as of July 18, 1994 by and between the Company and Silicon Valley Bank.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.35   First Amendment dated March 20, 1996 to the Loan Document Modification
         Agreement dated December 6, 1995 by and between the Company and
         Silicon Valley Bank.
 21      Subsidiaries.
 23.1    Consent of Ernst & Young LLP.
 23.2    Consent of KPMG Peat Marwick LLP.
 99      Proxy Statement of the Company filed on June 24, 1996.

                              REPORTS ON FORM 8-K

  Reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended May 31, 1996 were as follows:

  See Forms 8-K dated:

  March 26, 1996 filed on April 1, 1996 (Item 5. Other Events)

  May 11, 1996 filed on May 21, 1996 (Item 5. Other Events)

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, CALCOMP TECHNOLOGY, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CALCOMP TECHNOLOGY, INC.

                                                      /s/ Gary R. Long
                                          By:  ________________________________
                                                        GARY R. LONG
                                               President and Chief Executive
                                                          Officer
September 11, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF CALCOMP TECHNOLOGY, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          /s/ Gary R. Long           President, Chief Executive       September 11,
____________________________________ Officer, Director (Principal         1996
            GARY R. LONG             Executive Officer)
       /s/ John J. Millerick         Chief Financial Officer          September 11,
____________________________________ (Principal Financial and             1996
         JOHN J. MILLERICK           Accounting Officer)
         /s/ Peter B. Teets          Chairman of the Board of         September 11,
____________________________________ Directors                            1996
           PETER B. TEETS
          /s/ Gary P. Mann           Director                         September 11,
____________________________________                                      1996
            GARY P. MANN
        /s/ Terry F. Powell          Director                         September 11,
____________________________________                                      1996
          TERRY F. POWELL
       /s/ Gerald W. Schaefer        Director                         September 11,
____________________________________                                      1996
         GERALD W. SCHAEFER
          /s/ Neil A. Knox           Director                         September 11,
____________________________________                                      1996
            NEIL A. KNOX
      /s/ Kenneth R. Ratcliffe       Director                         September 11,
____________________________________                                      1996
        KENNETH R. RATCLIFFE

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   2     Plan of Reorganization and Agreement for the Exchange of Stock of
         CalComp Inc. for Stock of Summagraphics Corporation by and among
         Lockheed Martin Corporation, a Maryland corporation, CalComp Inc., a
         California corporation, and Summagraphics Corporation, a Delaware corporation, as amended.
  3.1    Fourth Amended and Restated Certificate of Incorporation of the
         Company.
  3.2    Bylaws of the Company.
  4.1    8% Convertible Subordinated Note due May 1, 1995 of Summagraphics
         Corporation (filed as
         Exhibit 2 to the Company's' Current Report on Form 8-K, dated May 14,
         1990, and incorporated herein by this reference).
 10.1    Lease between 330 Realty Associates and the Company dated May 28, 1987
         (filed as Exhibit 10.18 to the Company's Registration Statement on
         Form S-1 (No. 33-15658) and incorporated herein by this reference).
 10.2    1985 Employee Stock Purchase Plan (filed as Exhibit 10.04 to the
         Company's Registration Statement on Form S-1 (No. 33-15658) and
         incorporated herein by this reference).
 10.3    1984 Executive Stock Purchase Plan, as amended (filed as Exhibit 10.05 to the Company's Registration Statement on Form S-1 (No. 33-15658) and
         incorporated herein by this reference).
 10.4    Form of Stock Purchase Agreement under 1984 Executive Stock Purchase
         Plan (filed as Exhibit 10.06 to the Company's Registration Statement
         on Form S-1 (No. 33-15658) and incorporated herein by this reference).
 10.5    1987 Stock Plan, as amended (filed as Exhibit 10.12 to the Company's
         Form 10-K for the fiscal year 1994 and incorporated herein by this reference).
 10.6    1989 Performance Unit Plan (filed as Exhibit 10.11) to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1989
         (File No. 0-16071) and incorporated herein by this reference.
 10.7    Form of Employment Agreement between Summagraphics Corporation and senior executive officers (filed as Exhibit 10.13 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         May 31, 1989 (File No. 0-16071) and incorporated herein by this reference).
 10.8    Management Bonus Plan letter (filed as Exhibit 10.09 to the Company's
         Registration Statement on Form S-1 (No. 33-15658) and incorporated herein by this reference).
 10.9    The Cash or Deferral Profit Sharing Plan (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-15658) and
         incorporated herein by this reference).
 10.10   Amended and Restated Shareholders' Agreement, as amended (filed as
         Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No.
         33-15658) and incorporated herein by this reference).
 10.11   Second Amendment to Amended and Restated Shareholders' Agreement, as
         amended (Exhibit 10.13) (filed as Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1988
         (File No. 0-16071) incorporated herein by this reference).
 10.12   Agreement of Sale, dated as of March 14, 1990, by and between Ametek and Summagraphics Corporation (filed as Exhibit 1 to the Company's
         Current Report on Form 8-K, dated May 14, 1990, and incorporated herein by reference).
 10.13   Registration Rights Agreement, dated as of May 1, 1990, between the
         Company and Ametek, Inc. (filed as Exhibit 3 to the Company's Current
         Report on Form 8-K, dated May 14, 1990, as amended on July 13, 1990 and August 15, 1990 and incorporated herein by this reference).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.14   Termination Agreement dated as of May 31, 1994 to terminate the
         Registration Rights Agreement dated May 1, 1990, between Ametek, Inc.
         and Summagraphics Corporation (filed as Exhibit 10.21 to the Company's
         Form 10-K for the fiscal year 1994 and incorporated herein by this reference).
 10.15   Registration Rights Agreement, dated as of May 25, 1994, between
         Ametek, Inc. and Summagraphics Corporation (filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year 1994 and incorporated herein by this reference).
 10.16   Lease Agreement dated as of May 28, 1992 by and between QRS 10-12
         (TX), Inc. and
         QRS 11-5 (TX), Inc., as landlord, and Summagraphics Corporation, as tenant, on premises located at 8500 Cameron Road, Austin, Texas in connection with the sale and leaseback of that property (filed as
         Exhibit 10.24 to the Company's Annual Report for the fiscal year ended
         May 31, 1992
         (File No. 0-16071) and incorporated herein by this reference).
 10.17   Employment Agreement, dated April 16, 1993, between the Company and
         Michael S. Bennett (filed as an Exhibit to the Company's Annual 10-K for the fiscal year ended May 31, 1993
         (File No. 0-16071) and incorporated herein by this reference).
 10.18   Letter of Credit Agreement dated September 9, 1992, between
         Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).
 10.19   Deed of Pledge of Business dated September 9, 1992, between
         Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071).
 10.20   Acceptance of Subordination dated October 12, 1992, between
         Summagraphics N.V. and ABN AMRO Bank (Belgium) N.V. (filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (File No. 0-16071) and incorporated herein by this reference).
 10.21   Amendment No. 1 to the Lease Agreement, dated as of August 27, 1993, between QRS 10-12 (TX), Inc. and QRS (TX), Inc. as landlord and
         Summagraphics Corporation, as tenant (filed as an Exhibit to the
         Company's Annual Report on Form 10-K for the fiscal year ended May 31,
         1993
         (File No. 0-16071) and incorporated herein by this reference).
 10.22   Employment Modification Agreement dated as of April 25, 1995, by and between the Company and Michael S. Bennett. (Filed as an Exhibit to
         the Company's Annual Report on Form 10-K for the fiscal year ended May
         31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.23   Credit Agreement dated as of July 18, 1994 by and between the Company and Silicon Valley Bank. (Filed as an Exhibit to the Company's Annual
         Report on Form 10-K for the fiscal year ended May 31, 1995 (File No.
         0-16071) and incorporated herein by reference).
 10.24   Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc. (Filed as an Exhibit to the Company's
         Annual Report on Form 10-K for the fiscal year ended May 31, 1995
         (File No. 0-16071) and incorporated herein by reference).
 10.25   Amendment dated as of June 1, 1995 of the Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc.
         (Filed as an Exhibit to the Company's Annual Report on Form 10-K for
         the fiscal year ended May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.26   Asset Purchase Agreement dated as of November 10, 1994 among the
         Company, CAD Warehouse, Inc. (a Nevada corporation), CAD Warehouse,
         Inc. (a Delaware corporation), John G. Panutsos, Rosemary Wollet, and
         David C. Hoffer. (Filed as an Exhibit to the Company's Annual Report
         on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-16071)
         and incorporated herein by reference).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.27   Amendment No. 1 to Form S-3 Registration Statement under the
         Securities Act of 1933 dated April 3, 1995 relating to the registration of 133,323 shares of the Company's Common Stock. (Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
         fiscal year ended May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.28   Form 8 Amendment No.1 to Form 8-K Report of the Company. (Filed as an
         Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.29   Amendment No. 2 dated as of April 12, 1995 of the Lease Agreement dated as of May 28, 1992, by and between QRS 10-12 (TX), Inc. and QRS
         11- 5 (TX), Inc. and the Company. (Filed as an Exhibit to the
         Company's Annual Report on Form 10-K for the fiscal year ended May 31,
         1995 (File No.
         0-16071) and incorporated herein by reference).
 10.30   Manufacturing Agreement dated as of September 13, 1995 between the
         Company and Harvard Manufacturing Ventures, LLC. (Filed as an Exhibit
         to the Company's Annual Report on Form 10-K for the fiscal year ended
         May 31, 1995 (File No. 0-16071) and incorporated herein by reference).
 10.31   License Agreement dated as of July 31, 1995 between the Company and
         Sharp Corporation. (Filed as an Exhibit to the Company's Annual Report
         on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-16071)
         and incorporated herein by reference).
 10.32   Amendment dated as of March 7, 1996 of the Lease Agreement dated as of
         May 28, 1992, by and between QRS 10-12 (TX), Inc. and QRS 11-5 (TX),
         Inc. and the Company.
 10.33   Waiver dated as of March 15, 1996 of the Security Agreement dated as of December 13, 1994 between the Company and Heller Financial, Inc.
 10.34   Loan Document Modification Agreement dated December 6, 1995 to the
         Credit Agreement dated as of July 18, 1994 by and between the Company and Silicon Valley Bank.
 10.35   First Amendment dated March 20, 1996 to the Loan Document Modification
         Agreement dated December 6, 1995 by and between the Company and
         Silicon Valley Bank.
 10.36   Subordination Agreement dated as of March 20, 1996 among the Company,
         Lockheed Martin Corporation and Silicon Valley Bank.
  21     Subsidiaries.
 23.1    Consent of Ernst & Young LLP.
 23.2    Consent of KMPG Peat Marwick LLP.
  99     Proxy Statement of the Company filed on June 24, 1996.