Form 10-Q
period 1996-09-29
CALCOMP TECHNOLOGY INC
filed 1996-11-12
CIK 818470

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transaction period from                  to

                         Commission file number 0-16071

                            CALCOMP TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)
                      (Formerly Summagraphics Corporation)

                DELAWARE                               06-0888312
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

             2411 W. LA PALMA AVENUE
              ANAHEIM, CALIFORNIA                         92803
       (Address of principal executive offices)        (Zip Code)

                                 (714) 821-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES     X                       NO
                     -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock               Outstanding at October 30, 1996
     ---------------------               -------------------------------

        $ .01 par value                          45,398,650

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                         ------------------------------


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets                  (1)

            Condensed Consolidated Statements of Operations        (2)

            Condensed Consolidated Statements of Cash Flows        (3)

            Condensed Notes to Consolidated Financial Statements   (4)

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    (8)


PART II. OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K                       (12)

   Signatures                                                      (13)


                            CALCOMP TECHNOLOGY, INC.
                     Condensed Consolidated Balance Sheets

                                                            September, 29    December, 31
                                                                 1996            1995
                                                             (Unaudited)
                                                            --------------   ------------
                                                                    (In thousands)
 CURRENT ASSETS:
  Cash                                                          $  14,787        $ 14,574
  Accounts receivable, net                                         49,360          46,380
  Accounts receivable from affiliates                              10,419          12,232
  Inventories (Note 3)                                             55,323          40,308
  Other current assets                                              3,868           3,504
                                                                ---------        --------
TOTAL CURRENT ASSETS                                              133,757         116,998
                                                                ---------        --------
  Property, plant and equipment, net                               53,261          51,060
  Investments                                                       5,032           4,518
  Goodwill                                                         83,491          50,427
  Other intangibles                                                 3,142              --
  Other assets                                                      8,744           8,561
                                                                ---------        --------
TOTAL ASSETS                                                    $ 287,427        $231,564
                                                                =========        ========
CURRENT LIABILITIES:
  Accounts payable                                              $  21,034        $ 17,592
  Deferred revenue                                                 10,565          10,122
  Accrued salaries and related expenditures                         9,913           7,594
  Income taxes payable                                              1,061           1,321
  Line of credit with Majority Shareholder (Note 4)                19,373              --
  Accrued reorganization costs                                      8,404              --
  Other liabilities                                                34,432          19,472
                                                                ---------        --------
TOTAL CURRENT LIABILITIES                                         104,782          56,101
  Other long-term liabilities                                       5,851           5,080
  Accumulated postretirement benefit obligation                     3,640           3,640
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized                                                   --              --
  Common stock,$.01 par value, 60,000,000
   shares authorized, 45,398,650 and 40,742,957
   shares issued on September 29, 1996 and
   December 31, 1995 (Note 1)                                         454             407
  Additional paid-in capital                                      283,312         265,243
  Accumulated deficit (Note 6)                                   (118,054)        (71,785)
  Cumulative translation adjustment                                 7,907           8,531
  Less: Treasury stock, at cost - 49,000 shares                      (465)             --
    Note receivable from Majority Shareholder (Note 6)                 --         (35,653)
                                                                ---------        --------
   Total Stockholders' Equity                                     173,154         166,743
                                                                ---------        --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 287,427        $231,564
                                                                =========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                             --------------------------    -------------------------
                                              Sept. 29,      Sept. 24,      Sept. 29,      Sept. 24,
                                                 1996           1995           1996           1995
                                             -----------    -----------    -----------    -----------
                                                     (In thousands, except per share amounts)

NET SALES                                    $    65,564    $    65,289    $   168,370    $   206,565
COST OF SALES                                     49,759         46,782        130,427        147,246
                                             -----------    -----------    -----------    -----------
  Gross Profit                                    15,805         18,507         37,943         59,319

OPERATING EXPENSES:
  Selling                                         13,320         11,218         36,748         34,961
  Research and development                         5,784          4,640         15,882         13,434
  General and administrative                       6,571          3,339         14,912         15,642
  Corporate expenses from
    Majority Shareholder                           1,094          2,276          3,456          6,540
                                             -----------    -----------    -----------    -----------
Total operating expenses                          26,769         21,473         70,998         70,577
                                             -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                             (10,964)        (2,966)       (33,055)       (11,258)
                                             -----------    -----------    -----------    -----------
Interest (expense) income, net                      (205)            64            523             52
Other income, net                                    648             12            662          1,374
                                             -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                         (10,521)        (2,890)       (31,870)        (9,832)

Provision for (benefit of) income taxes              213            (33)           831          1,974
                                             -----------    -----------    -----------    -----------
NET LOSS                                     $   (10,734)   $    (2,857)   $   (32,701)   $   (11,806)
                                             ===========    ===========    ===========    ===========

NET LOSS PER COMMON
  SHARE (Note 5):                            $     (0.24)   $     (0.07)   $     (0.78)   $     (0.29)
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING:                               44,119,613     40,742,957     41,868,509     40,742,957
                                             ===========    ===========    ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements

                            CALCOMP TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                Nine Months Ended
                                                         -------------------------------
                                                         September 29,    September 24,
                                                              1996             1995
                                                         --------------   --------------
                                                                 (In thousands)
Cash flows from operating activities:
  Net loss                                                $(32,701)        $  (11,806)

Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
  Depreciation and amortization                              8,732              8,536
  Investee income                                             (825)            (1,130)
  Changes in operating assets and liabilities
  (net of effect of acquired company)
    Accounts receivable                                      7,726             11,848
    Accounts receivable from affiliates                      1,813             (3,283)
    Inventory                                               (7,796)            (4,760)
    Accounts payable                                        (5,516)             1,255
    Salaries and wages                                       2,319               (476)
    Accrued liabilities                                      2,468              9,199
    Long-term liabilities                                   (1,385)               442
    Other                                                     (174)            (3,493)
                                                         --------------   --------------
  Net changes in operating assets and liabilities             (545)            10,732
                                                         --------------   --------------
Net cash (used) provided by operating activities           (25,339)             6,332
                                                         --------------   --------------
Cash flows from investing activities:
  Cash acquired in connection with purchase (note 1)         2,801                 --
  Investment in property, plant and equipment               (5,377)            (9,523)

  Proceeds from disposition of property, plant
    and equipment                                               59                983
  Dividends received                                           311                672
                                                         --------------   --------------
Net cash used in investing activities                       (2,206)            (7,868)
                                                         --------------   --------------
Cash flows from financing activities:
  Proceeds from line of credit with Majority
   Shareholder                                               5,873                 --
  Net cash received from Majority Shareholder               22,085              8,459
                                                         --------------   --------------
Net cash provided by financing activities                   27,958              8,459
Effect of exchange rate changes on cash                       (200)               824
                                                         --------------   --------------
Increase in cash                                               213              7,747
                                                         --------------   --------------
Cash at beginning of period                                 14,574             11,249
                                                         --------------   --------------
Cash and cash equivalents at end of period                $ 14,787         $   18,996
                                                         ==============   ==============
Supplementary disclosures of cash flow information:

  Taxes paid                                              $  1,091         $       95
  Interest paid                                           $     41         $        0

See accompanying notes to unaudited condensed consolidated financial statements

                            CALCOMP TECHNOLOGY, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 29, 1996
                           -------------------------
                                  (Unaudited)

1)  Merger of Summagraphics Corporation with CalComp, Inc.
    ------------------------------------------------------

CalComp Technology, Inc. (the "Company") completed a Plan of Reorganization (the "Agreement") for the exchange of Stock of CalComp Inc. for Stock of Summagraphics Corporation as of July 23, 1996. Pursuant to this agreement, the Company issued to Lockheed Martin Corporation ("Majority Shareholder") 40,742,957 shares of Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. As a result of the exchange, Lockheed Martin Corporation acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the exchange, the Company changed its name from Summagraphics Corporation to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

The purchase was accounted for as a "reverse acquisition" whereby CalComp Inc. was deemed to have acquired CalComp Technology, Inc. (formerly Summagraphics Corporation) for financial reporting purposes. However, CalComp Technology, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the three and nine month periods ended September 24, 1995, are the consolidated financial statements of CalComp Inc. and differ from the consolidated financial statements of the Company previously reported. In addition, the historical stockholders' equity as of December 31, 1995, has been retroactively restated to reflect the equivalent number of shares issued in connection with the agreement. The accounts and results of operations of CalComp Technology, Inc. have been included in the financial statements from the date of acquisition and reflect preliminary purchase price allocations and adjustments. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

The following sets forth the assets, liabilities and stockholders equity that were recorded by the Company in connection with the acquisition on July 23, 1996 and reflects the preliminary purchase price allocation:

                                    (In thousands)

           Assets                                   Liabilities and Stockholder's Equity
           ------                                   ------------------------------------

Cash                       $ 2,801               Short-Term Debt                                $17,912
Accounts Receivable, net    11,041               Accounts Payable                                 9,060
Inventories                  7,577               Other Current Liabilities                       18,185
Other Current Assets         1,248                                                              -------
                           -------                  Total Current Liabilities                   $45,157
   Total Current Assets    $22,667
Plant and Equipment          2,458               Other Long-Term Liabilities                      2,156
Goodwill                    36,221
Other Current Assets         3,618               Stockholder's Equity                            17,651
                           -------                                                              -------
    Total Assets           $64,964                  Total Liabilities and Stockholders Equity   $64,964
                           =======                                                              =======

                            CALCOMP TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 29, 1996
                           -------------------------
                                  (Unaudited)


The following pro forma summary presents the consolidated results of operations assuming that the merger of the Company and CalComp Inc. had occurred on January 1, 1995. No adjustments are required to conform the accounting policies of the Company and CalComp Inc.

                                                     Nine Months Ended
                                        ---------------------------------------
                                            Sept 29,                Sept 24,
                                              1996                    1995
                                        -------------           ---------------
                                        (In thousands, except per share amounts)
    Revenues                            $   198,025             $   261,566

    Net Loss                            $   (49,179)            $   (25,874)

    Weighted Average
      Shares Outstanding                 45,398,650              45,398,650

    Loss Per Share                      $     (1.08)            $     (0.57)


The amounts disclosed above for Net Loss have been adjusted to reflect:

     1) Goodwill amortization arising from the exchange, net of the removal of the historical goodwill recorded on Summagraphics' statement of operations. Goodwill amortization adjustments totaled $1,039,000 and $1,425,000 for the nine months ended September 29, 1996 and September 24, 1995, respectively.

     2) A $1 million reduction in the carrying amount of certain property and equipment to record such assets at their fair value. This adjustment, which assumes a 5 year useful life, resulted in a decrease to depreciation expense of $117,000 and $150,000 for the nine months ended September 29, 1996 and September 24, 1995, respectively.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future.

                            CALCOMP TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 29, 1996
                           -------------------------
                                  (Unaudited)

2)  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 29, 1996, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period.

It is suggested that the financial statements be read in conjunction with the information contained in the Proxy Statement filed with the Securities and Exchange Commission on June 24, 1996 under Section 14 of the Securities Act of 1934, as amended, and the Company's Annual Report for the fiscal year ended May 31, 1996.

3)  Inventories
    -----------

    Inventories as of September 29, 1996 and December 31, 1995 are as follows:

                       September 29,       December 31,
                           1996                1995
                       -------------       ------------
                              (in thousands)
    Finished Goods         $36,214             $28,720
    Work in process          1,138               1,628
    Raw materials           17,971               9,960
                           -------             -------
                           $55,323             $40,308
                           =======             =======


4)  Line of Credit
    --------------

Revolving Credit Agreement
--------------------------

In connection with the Agreement, the Company and Lockheed Martin entered into a revolving credit agreement pursuant to which Lockheed Martin will provide, from time to time, financing of up to $28 million for repayment of specified indebtedness and general corporate purposes, including, without limitation, financing the working capital needs of the Company and its

                           CALCOMP TECHNOLOGY,  INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 29, 1996
                           -------------------------
                                  (Unaudited)

Revolving Credit Agreement (continued)
--------------------------------------
subsidiaries. The revolving credit agreement has a term of two years from the date of its execution, but is terminable after the first anniversary of the date of the revolving credit agreement, at the option of either the Company or Lockheed Martin. The revolving credit agreement bears interest, at CalComp Technology's option, either at (i) a rate per annum equal to the higher of the federal funds rate as published in the Federal Reserve System plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York as its "prime" rate or (ii) LIBOR plus 1.0%. The revolving credit agreement contains certain negative and affirmative covenants. There is no required prepayment or scheduled reduction of availability of loans under the revolving credit agreement.

Cash Management Agreement
-------------------------
Additionally, in connection with the exchange, the Company and Lockheed Martin entered into a cash management agreement, whereby Lockheed Martin will provide cash advances up to $2 million to the Company for cash shortfalls with a termination date of June 1, 1998 bearing an interest rate per annum equal to the Federal Funds Rates.

As of September 29, 1996, the Company had an aggregate balance of $19,373,000 on the credit agreements noted above.

5)  Net Loss per Share
    ------------------
Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive or decrease the loss per share amount otherwise computed.

6)  Supplementary Cash Flow Information
    -----------------------------------
In connection with the agreement, the Company reclassified the net receivable from Lockheed Martin to accumulated deficit to reflect the deemed dividend of the Company's net receivable to Lockheed Martin. The dividend deemed to Lockheed Martin, as of the transaction date, totaled $13,568,000. Changes in operating assets and liabilities presented in the Consolidated Statement of Cash Flows are net of the effect of the acquired company.

                           CALCOMP TECHNOLOGY,  INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------

RESULTS OF OPERATIONS:
----------------------
On July 23, 1996, Summagraphics Corporation ("Summagraphics") and CalComp Inc. ("CalComp"), a wholly-owned subsidiary of Lockheed Martin Corporation, effected a plan of reorganization for the exchange of CalComp stock for Summagraphics stock, after which Summagraphics changed its name to CalComp Technology, Inc. (the "Company"). The newly reorganized company adopted a fiscal year ending on the last Sunday of December. For accounting purposes, CalComp was treated as the acquiring company. Therefore, the financial statements for the prior year periods are those of CalComp and the financial statements for the current year reflect CalComp's acquisition of Summagraphics as of July 23, 1996.

REVENUES
--------
Net revenues for the third quarter ended September 29, 1996 were $65.6 million, relatively unchanged from the same period in 1995. Product revenues were up 7% while service revenues were down by 27% versus the same period in 1995. Product revenues for the quarter were favorably impacted by the addition of the Summagraphics' Cutter and Digitizer product lines. Service revenues continued to decline as a result of the transition to lower cost products, which traditionally do not capture the same level of service contract revenue as higher cost products; and a lower rate of service contract renewals as older generation products are retired from service.

Net revenues for the nine months ended September 29, 1996 were $168.4 million, a decrease of 18%, versus $206.6 million for the same period in 1995. Product and service revenues decreased 17% and 25% respectively, versus the same period in 1995. The decline in product revenue for the first nine months of 1996 was primarily the result of continuing competitive pressures on output products, pricing actions, and difficulties and delays associated with new product introductions which were only partially offset by the acquisition of the Summagraphics' Cutter and Digitizer product lines. Service contract revenues were down for the nine months for the same reasons discussed above for the quarter.

GROSS PROFIT
------------
Gross profit as a percentage of net revenue was 24% for the third quarter and 23% for the first nine months of 1996, compared to 28% for the third quarter and 29% for the first nine months of 1995. The declines were primarily attributable to: continued competitive pricing pressure; continued shift in the mix of products sold towards lower cost, lower margin products; higher costs associated with the introduction of new products; the phase out of mature, end of life products at reduced selling prices; and the continued deterioration in service gross margins primarily due to decreased service revenues without corresponding cost reductions.

The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins.

                           CALCOMP TECHNOLOGY,  INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------

OPERATING EXPENSES
------------------
Operating expenses as a percentage of net revenue were 41% for the third quarter and 42% for the first nine months of 1996, compared to 33% for the third quarter and 34% for the first nine months of 1995, primarily as a result of lower revenue in the current periods without a corresponding reduction in costs. Operating expenses increased 25% for the third quarter and were relatively unchanged for the nine months versus 1995. The increase for the quarter relates primarily to the acquisition of Summagraphics.

Selling expenses as a percentage of net revenue were 20% for the third quarter and 22% for the first nine months of 1996, compared to 17% for the third quarter and first nine months of 1995. These selling expense increases are attributable to the Summagraphics expenses as well as marketing and promotional expenses incurred to meet competitive pressures. In addition, product development expenses as a percentage of net revenue were 9% for the third quarter and the first nine months of 1996, compared to 7% for the third quarter and the first nine months of 1995. The increase in product development expenses results from ongoing new product development. General and administrative expenses as a percentage of net revenue were 10% for the third quarter and 9% for the first nine months of 1996, compared to 5% for the third quarter and 8% for first nine months of 1995. The quarterly increase in general and administrative expenses is primarily attributable to the addition of Summagraphics' expenses, costs associated with new management information systems and the increase in goodwill amortization resulting from the purchase of Summagraphics and the decision to shorten CalComp Inc.'s existing goodwill amortization period from 40 years to 25 years. General and administrative expenses for the nine month period versus the same period in 1995 remained relatively unchanged as the increase in expenses in the third quarter 1996 were offset by a decrease in expenses during the first
six months of 1996 versus 1995.   The year to date decrease for the six months
ended June 30, 1996 versus the same period in 1995, resulted from 1995 facility closure and workforce reduction costs not incurred in 1996.

A substantial portion of the Summagraphics operating expenses are expected to be phased out by year end upon completion of the integration of the Summagraphics into CalComp's operations.

OTHER INCOME/EXPENSE
--------------------
Net interest expense for the third quarter of 1996 was $0.2 million versus net interest income of $0.1 million for the same quarter in 1995. This resulted primarily from interest expense on borrowings in the third quarter of 1996 that were not required in the prior year. Other income for the third quarter was $0.6 million versus $0.0 for the same quarter in 1995 as a result of currency translation gains from the strengthening of the dollar during the current period which did not occur during the same period in 1995.

                           CALCOMP TECHNOLOGY,  INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------

OTHER INCOME/EXPENSE (CONTINUED)
--------------------------------
Interest income for the first nine months of 1996 was $0.5 million versus $0.1 million for the same period in 1995. This resulted primarily from interest income of $0.7 million recorded in the first quarter of 1996 as a result of a favorable determination by U.K. taxing authorities that CalComp is entitled to interest on amounts refunded. Other income for the first nine months of 1996 was $0.6 million versus $1.4 million for the same period in 1995. This resulted primarily from a reduction in earnings of a Japanese joint venture which is accounted for on the equity method in other income.

INCOME TAXES
------------
Income taxes were $0.2 million for the third quarter versus $0.0 for the same
quarter last year.   Income taxes for the first nine months of 1996 were $0.8
million versus $2.0 million for the same period in 1995. These taxes result primarily from provision of foreign taxes for profitable foreign CalComp locations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
When possible, the Company finances its working capital needs and capital expenditure requirements from internally generated funds. At September 29, 1996, the Company had cash and cash equivalents of $14.7 million, consisting primarily of foreign cash balances.

During the nine months ended September 29, 1996, the Company used $25.3 million in operations mainly to fund its $32.7 million net loss, net of depreciation and amortization of $8.7 million. In addition, the Company expended $5.3 million for investments in property, plant and equipment. Those uses of cash were funded by $2.8 million of cash acquired in the acquisition of Summagraphics and borrowings from the Company's Majority Shareholder consisting of $22.1 million prior to the Plan of Reorganization and $5.9 million pursuant to a Revolving Credit Agreement and Cash Management Agreement ("Credit Agreements").

In connection with the Plan of Reorganization, the Company entered into these Credit Agreements with its Majority Shareholder whereby the Company has access to $30 million of general purpose financing. In addition, the Company retained a $4.0 million commercial line of credit which Summagraphics had outstanding with an international bank, $3.2 million of which remains outstanding at September 29, 1996. The agreements relating to these credit facilities contain typical covenants with respect to the conduct of the Company's business and require the maintenance of various financial balances and ratios. As of September 29, 1996, the Company was in compliance with all such covenants. The Company has utilized $19.4 million of its credit facilities, a substantial portion of which was used to finance costs associated with integrating the Summagraphics operations with those of CalComp including the partial replacement of preexisting Summagraphics' debt. As a result of the continuing losses and negative cash flows and their future impact on loan covenants, it is anticipated that the existing Credit Agreements will be revised and increased. The Company has initiated discussions with its Majority Shareholder regarding this matter.

                           CALCOMP TECHNOLOGY,  INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------
During the first nine months of 1996, the Company spent $2.7 million in the implementation of new management information systems. It expects to spend an additional $2.8 million during the remainder of 1996 and 1997 to complete this implementation. At September 29, 1996, the Company had no other significant commitments for capital expenditures.

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such statements as a result of various factors, including those discussed in the Company's Form 10-K on file with the SEC.

                           CALCOMP TECHNOLOGY, INC.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

10.1 Registration Rights Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation

10.2 Intercompany Services Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation

10.3 Cash Management Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation

10.4 Tax Sharing Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation

10.5 Revolving Credit Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation

10.6 Corporate Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation

10.7    CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees

10.8    CalComp Technology, Inc. Management Incentive Compensation Plan

10.9    CalComp Technology, Inc. Deferred Management Incentive Compensation Plan

10.10 Senior Executive Retirement Plan ("SERP") Agreement between Lockheed Martin Corporation and Gary R. Long dated November 8, 1995

10.11 Employment Agreement (with Temporary Assignment Memorandum) between Company and Winfried Rohloff dated June 25, 1996

10.12 Employment Offer and Agreement between Company and John J. Millerick dated July 12, 1996

10.13 Selex Mini-Engine OEM Agreement for Cuervo plotters between Company and Selex Systems U.S.A., Inc., dated May 26, 1994

10.14 Selex Color Mini-Engine Supplement for Sake plotters between Company and Selex Systems U.S.A., Inc. dated January 2, 1995

10.15 OEM Agreement for Asahi and Absolut plotters between Company and Copyer Co., Ltd. dated September 19, 1996

10.16 OEM Agreement for Model 2700 between Company and Katsuragawa Electric Co., Ltd. dated June 14, 1996

10.17 OEM Agreement for Model 1220 between Company and Katsuragawa Electric Co., Ltd. dated April 23, 1996

27      Financial Data Schedule

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on July 29, 1996, and Form 8-K/A on August 1, 1996.

                            CALCOMP TECHNOLOGY, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CALCOMP TECHNOLOGY, INC
                                                         -----------------------
                                                                 (Registrant)






Date: November 12, 1996


                                                                /s/ GARY R. LONG
                                                                ----------------
                                                                    Gary R. Long
                                           President and Chief Executive Officer


                                                           /s/ JOHN J. MILLERICK
                                                           ---------------------
                                                               John J. Millerick
                                                  Senior Vice President, Finance
                                                     and Chief Financial Officer