Form 10-K405
period 1996-12-29
CALCOMP TECHNOLOGY INC
filed 1997-03-28
CIK 818470

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 29, 1996
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO __________
                        COMMISSION FILE NUMBER 0-16071

                               ----------------

                           CALCOMP TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       06-0888312
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           2411 W. LA PALMA AVENUE
             ANAHEIM, CALIFORNIA                                   92803
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 821-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

  The aggregate market value as of March 3, 1997, of Common Stock held by non-affiliates of the Registrant: $14,943,564 based on the last reported sale price on the National Market System as reported by NASDAQ, Inc.

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 3, 1997:
                                  46,898,650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  ITEM 1. BUSINESS.

  CalComp Technology, Inc., ("CalComp Technology" or the "Company") formerly Summagraphics Corporation ("Summagraphics"), was incorporated under Delaware law in 1972. The Company is a supplier of both input and output computer graphics peripheral products consisting of (i) large format Light Emitting Diode ("LED"), direct imaging and inkjet plotters, (ii) digitizers, (iii) large format scanners, (iv) large format color printers and (v) graphics cutters. In general, the Company's products are designed for use in the computer aided design and manufacturing ("CAD/CAM"), printing and publishing, and graphic art markets, both domestically and internationally. The Company also maintains service product support and technical assistance programs for its customers and sells software and supplies and after-warranty service. The mailing address of the Company's principal executive office is 2411 W. La Palma Avenue, Anaheim, California 92803. The Company's telephone number is
(714) 821-2000. Except where the context indicates otherwise, references to an entity include its consolidated subsidiaries.

  The Company entered into a Plan of Reorganization and Agreement for the Exchange of Stock of CalComp Inc. for Stock of the Company, dated as of March 19, 1996, as amended April 30, 1996 and June 5, 1996 pursuant to which the Company issued to Lockheed Martin Corporation ("Lockheed Martin") 40,742,957 shares of the Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. (the "Exchange"). The closing of the Exchange occurred on July 23, 1996 following approval of the Exchange by the stockholders of the Company. As a result of the Exchange, Lockheed Martin acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company also changed its name from Summagraphics Corporation to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

  The Exchange was accounted for as a "reverse acquisition", whereby CalComp Inc. was deemed to have acquired the Company, for financial reporting purposes. However, the Company remains the continuing legal entity and registrant for Securities and Exchange Commission ("SEC") filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented as of and for the periods ended December 31, 1995 and December 25, 1994, are the consolidated financial statements of CalComp Inc., and differ from the consolidated financial statements of the Company previously reported. In addition, the historical stockholders' equity as of December 31, 1995 and December 25, 1994 have been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange. The accounts and results of operations of the Company have been included in the financial statements for the period ended December 29, 1996, from the date of the Exchange and reflect purchase price allocations and adjustments recorded as a result of the Exchange. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

  Immediately following the Exchange, each of the then directors and executive officers of the Company resigned and Lockheed Martin, as the owner of a majority of outstanding shares of the Common Stock of the Company, adopted a resolution by written consent increasing the size of the Board of Directors from six to seven members and elected seven new directors. The Board then appointed officers to fill the vacant offices.

  For so long as Lockheed Martin continues to beneficially own more than 50% of the outstanding voting stock of the Company, Lockheed Martin will be able to control the Board of Directors and approve any other matter submitted to a vote of the stockholders without the consent of the other stockholders of the Company. In addition, in connection with the Exchange, the Company entered into agreements providing for, among other things, a long term line of credit and cash advances for long-term financing and operating requirements, administrative support in selected areas and the filing of a consolidated tax return.

BACKGROUND OF THE BUSINESS

  CalComp Inc. The principal business of the Company derives from that of CalComp Inc., formerly, California Computer Products, Inc. ("CCP") which was incorporated in September 1958 to manufacture and market computer graphics products for the U.S. Government's NIMBUS Weather Satellite Program. In 1959, CCP introduced the world's first drum plotter, which translated computer output into visual data such as drawings, charts and graphics. CCP expanded its product offerings by introducing new plotters and controllers through the 1960's and 1970's. CCP added its first electrostatic plotter to its product line in 1979. During the 1980's and 1990's, CCP, and subsequently CalComp Inc. continued to expand its product line through adapting various technologies to new products, including thermal transfer technology in printers, laser technology in printers/plotters, LED technology in plotters, bubble inkjet technology in plotters, and direct thermal technology in printers and plotters. CCP added the digitizer product line in 1980 through the acquisition of Talos Systems, Inc.

  In 1980, CCP was acquired by Sanders Associates, Inc., a defense electronics company in Nashua, New Hampshire. At the end of 1983, CCP was merged with and into Sanders Associates, Inc. and the business was conducted thereafter under the name of CalComp Group. In 1986, Sanders Associates, Inc. was acquired by Lockheed Corporation ("Lockheed") at which time CalComp Group became an operating unit of Lockheed's Information Systems Group. CalComp Inc. was incorporated in 1987 under California law to acquire the assets and liabilities of CalComp Group from Sanders Associates, Inc., and to operate as a separate legal entity and a wholly owned indirect subsidiary of Lockheed. In March 1995, the businesses of Lockheed and Martin Marietta Corporation were combined to form Lockheed Martin Corporation, at which time CalComp Inc. became a subsidiary of Lockheed Martin in the Commercial Systems Group of the Information & Technology Services Sector.

  Commencing in 1991 and continuing through fiscal 1996, CalComp Inc. experienced substantial net operating losses principally due to the negative impact on margins resulting from the migration of the hard copy output device industry to inkjet technology products and CalComp Inc.'s late entry into the inkjet market in fiscal 1994. In late 1995, Lockheed Martin and Summagraphics Corporation began discussions concerning a proposed combination of CalComp Inc. and Summagraphics Corporation which resulted in the Exchange.

  Summagraphics Corporation. Prior to the Exchange, Summagraphics Corporation also manufactured and sold input and output computer graphics peripheral products, many of which competed with CalComp Inc. In 1996, Summagraphics encountered significant financial difficulties due to problems with its output products. Due to continuing losses and pressure from its lenders and vendors, Summagraphics pursued various activities to raise additional capital including the sale of part or all of the company. These efforts resulted in the negotiation of the terms of and subsequent closing of the Exchange.

RECENT DEVELOPMENTS

  Subsequent to the Exchange, the Company moved its executive offices from Austin, Texas to Anaheim, California. In addition, the Company has substantially completed its business plan to reduce duplicative work force and corporate overhead between the companies, integrate manufacturing operations and eliminate certain unprofitable product lines. The Company has also substantially completed efforts to rationalize CalComp Inc.'s and Summagraphics' respective sales, product support, distribution and marketing organizations, and to integrate each company's product offering and development activities.

  On November 18, 1996, the Company acquired Topaz Technologies, Inc. ("Topaz"), a privately held company located in Sunnyvale, California in exchange for 1,500,000 shares of the Company's Common Stock and $0.8 million in cash. Topaz is a developer and manufacturer of a proprietary inkjet printing technology, which the Company anticipates will be integrated into a new offering of hard copy output products during fiscal 1997.

  Although management believes that the combination of the companies will allow the Company to better respond to intense industry competition, that the restructuring actions will result in cost savings and that the new proprietary inkjet product offerings will be timely brought to market, no assurance can be given that such goals will be realized.

PRODUCTS

  The newly combined Company continues to produce graphics peripheral products targeted at CAD/CAM printing and publishing and graphic arts markets. The Company products fall into two general product lines: (1) hard copy output products, consisting primarily of printers and plotters, and graphics cutters; and (2) input devices, consisting of digitizers and scanners. The Company also sells after-warranty service and supplies which support its product lines.

 HARD-COPY OUTPUT DEVICES

  The Company produces and sells a wide variety of hard-copy output devices of which the two principal classes of products are printers (including plotters) and vinyl-cutting plotters ("cutters"). Printers are devices that place raster images (oriented dots) on various types of output media (either paper or film) producing text, pictures and/or graphic images. Plotters are devices that translate computer output data into hard-copy media, such as schematics, charts, maps, and computer-aided design ("CAD") drawings, pictures, and other images. The basic unit consists of a microprocessor, a controller, and a marking mechanism. These output devices are often interchangeable, with the difference between plotters and printers often being the firmware-based connectivity solutions. A cutter performs a function similar to a plotter, but rather than drawing an image onto a sheet of paper, it accurately cuts on various media (such as vinyl) along a programmed image employing the same technique as a plotter except using a knife instead of a pen.

  Printers and Plotters. Printers and plotters represented 28% , 35% and 37% of the sales of the Company for fiscal 1996, 1995 and 1994, respectively (1996 includes sales of Summagraphics products subsequent to the Exchange). Traditionally, these products have included: thermal transfer printers that produce high quality color output on paper or transparency media for use with presentation graphics and other applications where high quality color images are required; vector pen plotters and a direct imaging plotter, the DrawingMaster(R), a monochrome plotter suitable for use in network environments or other applications where medium to high volume plotting is required; L.E.D. plotters under the name of Solus(TM) which are designed for environments that require high volumes, such as networks, reprographics and document management operations; and dry film imaging printers under the name EcoGrafix(TM) and EcoPro(TM) which are used for placing images on dry film or paper for many kinds of screen printing without the need for darkroom equipment.

  In recent years, CalComp Inc. began transitioning its traditional pen and electrostatic technologies to inkjet plotters and printers. Generally, inkjet technology products provide increased user productivity than comparable pen plotters and solid area fill capability for applications requiring graphic imaging. Since the Exchange, the Company has continued this transition by discontinuing the Summagraphics series of large format thermal transfer printers. Although, CalComp Inc.'s late entry, in 1994, into the market with its inkjet technology materially and adversely impacted its overall operations, the Company believes that it is now positioned to successfully compete in the wide format market with its current offerings of TechJET(R) printers and plotters which utilize bubble-jet technology in the design of both color and monochrome plotters. In 1994, the Company introduced its 24" and 36" TechJET(R) Designer monochrome 360 dpi printers as a technology upgrade and a replacement for its conventional pen plotter products. In late 1994, the Company introduced a 24" and 36" color inkjet printer product line under the name TechJET(R) Color.

  In early 1995, the Company enhanced its color inkjet printers under the name TechJET(R) Color GT. These printers provided resolutions up to 720 dpi on cut sheet or roll-feed media and offered increased memory capability and greater throughput than the Company's prior TechJET(R) products.

  In early 1996, the Company introduced the 36"TechJET(R) 175i printer which included a large ink supply and was particularly directed toward the graphic arts or digital printing markets in which photo quality images are required.

  The Company later evolved its TechJET(R) product series. In late 1996, the Company introduced the TechJET(R) 720c printer, a monochrome and color-capable 24" and 36" printer which provided resolution of up to 720 dpi and an option for PostScript-language compatibility. This product was a low end product which was intended to replace the earlier TechJET Designer(R) monochrome products.

  In January, 1997, the Company introduced its Model Nos. 5524 and 5536 full-color 24" and 36" inkjet printers which are intended to replace the TechJET(R) Color GT printers and are network-compatible and PostScript-language compatible and offer the latest technology in inkjet printing.

  The Company's current product strategy contemplates a further transition from the traditional non-inkjet printers and plotters to new lines of large format digital imaging products using proprietary technology such as that acquired in the Topaz Technologies transaction.

  Cutters. In connection with the post-Exchange restructuring, the Company has determined to continue the line of Summagraphics cutters. (CalComp Inc. did not produce cutters.) Cutters represented 23%, 16% and 6% of the sales of Summagraphics prior to the Exchange for the fiscal years ended May, 1996, 1995 and 1994, respectively. Cutters are output devices, similar in construction to a pen plotter, but employ a knife in place of a pen to cut vinyl for signs and banners, art film for screen printing, and various stencil materials for etching text and images into glass, wood and stone via an abrasive etching process. Cutter performance is primarily measured by speed, acceleration, and guaranteed accuracy. Additional features include knife type, tool pressure and software compatibility. Speed is measured by how many inches the knife moves per second. Acceleration is measured by how quickly the knife reaches its top speed and, therefore, is important since most signs consist of short lines. Guaranteed accuracy depends on the drive mechanism, either friction or sprocket, in the cutter. There are currently two types of knife systems used to cut material: drag and tangential. Drag knife units typically cost less, have less knife pressure capability, and are used for general sign applications. Tangential knife units are typically more expensive, with more knife pressure, greater precision cutting abilities and the ability to cut a wider variety of material.

  The Company's cutter products include:

    SummaSign Series. Combines high performance cutting with an advanced media handling system offering both sprocket and friction drive, and is capable of handling plain media, as well as half-inch industry standard punched media.

    SummaCut Series. A family of cutters designed for small, independent sign shops who produce a limited quantity of vinyl signs.

  The Company believes that the Summagraphics cutter products will augment the existing CalComp Inc. product offerings by giving the Company a proven output device whose sales will benefit significantly from CalComp Inc.'s established marketing and distribution channels.

 INPUT DEVICES

  Digitizers. Digitizers accounted for 22%, 17% and 16% of the sales of the Company for fiscal 1996, 1995 and 1994, respectively (1996 includes sales of Summagaphics products subsequent to the Exchange). Uses for digitizers include desktop publishing, image processing and pen-based computing. The Company's primary markets for digitizers are in computer-aided design, engineering and manufacturing (CAD/CAE/CAM). Digitizers typically are used with personal computers and workstations and support a broad range of software applications which include high-end computer aided publishing, construction management and costing, graphics design and animation, mapping and geographic information systems (GIS) and geological/seismic analysis. They also are used frequently with software systems such as AutoCAD. Newspaper publishers, for example, use the Company's digitizers as part of their complete computer-aided publishing systems for publication layout. Engineers and architects use digitizers in estimating construction costs rapidly and accurately from blueprints and site plans while in the field. Animation and graphics design uses for digitizers vary widely and include use in cinema productions, colorization of black and white movies and television weather and sports analysis.

  Digitizers can offer significant advantages over other entry devices such as keyboards, mice, trackballs, lightpens, joystick and touchpanels in graphics intensive applications due to their high level of precision, greater functionality and increased productivity. Keyboards are primarily used for inputting text and numerical information and are not well suited for graphics applications. Mice are low accuracy, relative pointing devices commonly used with icon-based operating systems and low-resolution graphics applications. By contrast, digitizers are capable of inputting X-Y coordinate data to communicate an absolute position to within several thousandths of an inch. Absolute positioning allows accurate drawing and selection of discrete points on the surface of the digitizing tablet. The latter is critical to high accuracy tasks such as digitizing a map or an existing CAD drawing.

  The Company's digitizer products are primarily based on electromagnetic technology, whereby a cursor or a grid generates an electromagnetic field which is sensed by built-in electronic circuitry. This technical approach results in digitizers capable of higher resolution than other commonly-used technologies (magnetostrictive and resistive). Electromagnetic tablets offer the additional advantage of being relatively unaffected by temperature, humidity, electrical noise and the presence of conductive materials on the digitizing surface.

  The Company's digitizer products include:

  DrawingBoard(TM) Digitizer Tablets. A family of high performance, low cost digitizer tablets which are designed for CAD, mapping, and GIS applications, and can be used in drawing, tracing, and presentation graphics applications. These digitizers come in a range of sizes and accuracies. The Company also produces a backlit version of this tablet.

  Estimat(TM) Flexible Graphics Tablets. A lightweight, flexible tablet which can be rolled up for transport or storage.

  DrawingSlate(TM) II Digitizer Tablets. A family of small format digitizers that are thin and lightweight and have a pressure sensitive, cordless pen for variable line weight input. These tablets are particularly useful with graphics software where variations in pen pressure may translate to line width, color blend, opaqueness, or various other attributes.

  UltraSlate(TM)Digitizer Tablets. A family of small format digitizers which, like the Drawing Slate II tablets, are thin and lightweight and have a pressure sensitive, cordless, batteryless pen for variable line weight input. These tablets are directed toward the graphics arts markets.

  SummaSketch(TM) III Digitizer Tablets. A family of digitizers which offers accuracy, reliability and ease of use. This product is primarily used in the CAD market for drawing and tracing.

  SummaGrid(TM) IV Digitizing Tablets. A set of high performance large format tablets that support CAD, GIS and mapping applications.

  Scanners. Scanners are input devices which detect images on input media and translate the images into raster data for a computer. The Company markets a family of large format scanners, the ScanPlus(TM) III Large Format Scanners which are capable of fast, high volume scanning. These units, which can scan documents up to 36" wide, come in resolutions from 300 to 1000 dpi. The large format monochrome/color scanner addresses the needs of users who have to transfer hard copy drawings into a digital form. Applications for large format scanning include architectural engineering and construction (AEC), document management, mapping/GIS, and facilities management. Traditionally, converting to a digital form has been accomplished by either totally re-creating the original drawing, utilizing a computer aided drafting package within the computer, or digitizing the original drawing using a large format digitizer.

SERVICE AND SUPPORT

  The Company, through its North American Channels group, its international subsidiaries, and selected third party providers, provides an extensive range of customer service and technical support for the Company's products. Service revenues accounted for 19%, 20% and 19% of the Company's revenues in 1996, 1995 and 1994, respectively. Technical support and customer service are provided through a twelve hour, five day telephone response network that provides customers with continuous access to trained technical support personnel. In addition, the Company provides product support and service through repair, exchange or replacement of products sent to its Anaheim headquarters. The Company also maintains a staff of service technicians that are available for on-site service calls. During the past three years, the Company has entered certain agreements under the terms of which third parties have provided service and technical support for the Company's traditional printer/plotter products. However, in view of the increased complexity of the Company's inkjet printer products, together with the need for increased emphasis on providing better response times to calls for service and the need for a higher level of technical competency of service providers, the Company has begun taking steps to further enhance the capabilities of its in-house service staff.

RESEARCH AND DEVELOPMENT

  During each of the years 1996, 1995 and 1994, the Company expended funds for research and development activities of $20.7 million, $17.3 million and $21.5 million, respectively. The Company intends to continue to invest funds to develop technologies, such as the Topaz inkjet technology, that are expected to expand its product offerings. A significant portion of research and development funds in the output device market involve expanding inkjet technology and related platforms, with an emphasis on improving the Company's position in the area of core marking and printing technology used in the CAD, graphic arts and printing and publishing markets. Additional funds are expected to be utilized to develop proprietary after-market output products such as inks and media. Research and development funds in the digitizer and cutter markets, where the Company has proprietary core technology, are expected to be devoted to developing new products and improving product performance while maintaining competitive pricing.

PATENTS AND PROPRIETARY INFORMATION

  The Company owns numerous patents and patent applications which are used in the operation of the Company's business and has developed a variety of proprietary information that is necessary for its business. While such patents, patent applications and other proprietary information are, in the aggregate, important to the operation of the Company's business, management of the Company does not believe that any individual patent, patent application or other intellectual property right is of such significance to the business of the Company that its loss or termination would materially affect the business of the Company.

SALES AND DISTRIBUTION

  The Company sells hardware, supplies and service through a variety of distribution channels. In 1996, the Company continued the ChannelWorks two-tiered distribution network introduced in 1995 by CalComp Inc. Through ChannelWorks, the number of domestic distributors were limited to those with broad market penetration capabilities and high efficiencies in their operations and logistics. Under ChannelWorks products were generally sold through a limited number of distributors to value-added resellers serving the market applications targeted by CalComp's products.

  The Company believes that some resellers and former direct customers appear to prefer dealing directly with the Company. Therefore, the Company is currently examining alternative channel strategies that could better serve the markets that the company is targeting. Some additional products are sold to original equipment manufacturers (OEM) and systems integrators who serve niche applications or have other value-added features that benefit specific customer requirements. The Company's CAD Warehouse, Inc. subsidiary ("CAD Warehouse") also sells certain of the Company's computer peripheral products and products of other companies which it advertises through trade publications and its own catalog.

  Internationally, sales and distribution activities are determined by international sales management in coordination with in-country subsidiaries to insure that sales and distribution efforts are appropriate for the country's market. In countries where the Company does not have subsidiaries, sales are handled by either a local distributor or under a master distributor who is managed by the Company's headquarters in Anaheim, California. See Note 12 of the "Notes to Consolidated Financial Statements."

COMPETITION AND RISKS

  The Company encounters extensive competition in all of its lines of business with numerous other parties, depending on the particular product or market environment. The Company's business involves rapidly changing technologies resulting in continued performance improvements at lower customer prices. The Company competes not only with other manufacturers of similar technologies, but also with firms that make products that may be substituted or exchanged for the Company products. The parties with whom the Company competes are determined based on whether the product at issue is in the hard-copy plotter, printer and sign cutter market, or the digital input technology market. Many of the Company's competitors have larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. The Company also faces additional competition from many smaller competitors such as ACECAD, GTCO and Graphtec. There can be no assurance that the products of existing or new competitors will not obtain greater market acceptance than the Company's products.

  Hard-Copy Output Devices. The wide-format hard copy output market is comprised of professional printing products having media handling capability of greater than 17" print width. The Company competes in the market with the following four technologies: pen plotter, inkjet plotters and printers, direct thermal plotters and LED plotters. The parties with whom the Company competes vary depending on the nature of the technology and markets involved. The Company competes with a wide variety of competitors in product performance, features and price in connection with the sale of its hard-copy output products. Traditional competitors in the wide format hard copy market are:
Hewlett Packard, Xerox, Encad, JDL, Oce, JRL, and Mutoh.

  The flexible adhesive cutter market is a worldwide market with many competitors. Gerber Scientific and Roland claim the largest overall market share, while the Company is the major cutter company in Europe. The rest of the market is divided among a dozen or so companies, including the Company, Ioline, Graphtec and Mutoh. Products generally range from 15" to 48" in width and cut with either a drag knife or a higher performance tangential knife.

  Input Devices. There are many suppliers of input devices with which the Company competes. A myriad of other signal-sensing devices are all capable of direct computer input and, to some extent, are interchangeable with other input devices. Various features distinguish the competitive products in this market. The input device selected by a customer will vary based upon intended application, price and performance. Traditionally, customers using CAD applications, mapping applications and GIS applications have perceived the need for the high precision input offered by digitizers. Graphic arts applications have in the past favored mouse input devices. Customers in the graphic arts market have recently begun broader use of digitizers, which use is expected to continue to expand.

  Major vendors in the worldwide digitizer market include the Company, along with Wacom, Seiko and Hitachi. In addition, there are many smaller companies such as ACECAD, Mutoh, GTCO and Graphtec. The Company is one of the largest providers of both small and large format digitizers. Wacom is the largest worldwide provider of small format tablets for the graphic arts market, while the Company is the largest supplier in the CAD market.

  Major providers in the scanner market are Vidar, Ideal, Contex and Oce. Market position is usually dictated by advertising, pricing and channel awareness rather than product differentiators.

  International Sales. Approximately 63%, 62%, and 59% of the Company's sales in 1996, 1995, and 1994 respectively were made internationally. International sales involve risks that are not necessarily applicable to domestic activities, such as exposure to currency fluctuations, offset obligations and changes in foreign economic and political environments. In addition, international transactions often involve increased financial and legal risks arising from widely different legal systems, customs and mores. For additional information regarding the Company's revenue, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 12 of the "Notes to Consolidated Financial Statements."

ORGANIZATION

  The Company is organized geographically for sales and service, and functionally, within its lines of business. Within the Company, organizations are: the Input Technologies Division, located in Scottsdale, Arizona; Digital Imaging Systems Division, located in Anaheim and Sunnyvale, California, and the Display Products Division located in Gistel, Belgium. The functional responsibility within each operating division includes:

  Product Management is responsible for defining product requirements and, once accepted, has product managers who remain responsible for the product through development, manufacturing, and sales, to provide continuity to the Company's market commitment.

  Product Development is charged with the design of an economically manufacturable product which meets the specifications originated by Product Management.

  Manufacturing performs all of the manufacturing operations, including the purchasing of materials, manufacturing, testing, packaging and shipping of products.

  North America Channels is responsible for the selection, management and support of distribution channels for all of the Company's products in the United States, Canada and Mexico. Within the Channels group, the North America Sales Organization manages sales in territories where the Company has no operating subsidiaries or distributors through Budde International, Inc., a Master Distributor located in Anaheim, California.

  The Company's European operations are headquartered in Neuss, Germany. The Company's activities in the Asia/Pacific region are conducted through subsidiaries in Hong Kong, China and Australia. The Company is a party to a joint venture in Japan in which it has a 44% equity interest. Nippon Steel Corporation owns 51% and Sumitomo Corporation owns 5%. The joint venture, NS CalComp Corp., is the exclusive distributor for nearly all of the Company's products in Japan.

EMPLOYEES

  As of December 29, 1996, the Company employed approximately 1,025 people worldwide, of which 295 employees are involved in product development, manufacturing, marketing and headquarters operations in Anaheim, California. Approximately 178 employees are employed in the sales and service of the Company's products and are located at various strategic sites throughout North America, with many located in Anaheim, California. The Company employs approximately 146 people in support of its digitizer operations in Scottsdale, Arizona and 59 people in support of inkjet products in Sunnyvale, California. In addition, there are approximately 317 employees in Europe and 30 employees in Asian operations, primarily involved with the importation, sales and service of the Company's products into their local geographic regions.

ITEM 2. PROPERTIES

  The Company's world headquarters are located on a 27 1/2 acre, company-owned parcel in Anaheim, California. This facility consists of 10 buildings totaling 433,165 square feet. The Company also owns its Input Technologies Division facility in Scottsdale, Arizona which is comprised of a 68,000 square foot building on seven acres of land, and its Display Products division facility in Gistel, Belgium which is comprised of a 43,180 square foot building. The Company leases space at several field locations in the United States. These leased facilities are located in San Jose and Sunnyvale, California; Schaumburg, Illinois; Livonia, Michigan; Greensboro, North Carolina; Florham Park, New Jersey; Bensalem, Pennsylvania; Dallas, Texas; Houston, Texas; and Macedonia, Ohio totaling approximately 44,942 square feet. The Company's Canadian subsidiary leases 22,192 square feet of space in Downsview, Toronto. The Company leases 96,542 square feet of space in Europe, at locations in Vienna, Austria; Neuss, Germany; Bologna, Spain; Milano, Italy; Twyford, Berkshire, England; Paris, France; Madrid, Spain; Sollentuna, Sweden; and Amstelveen, Netherlands. Asian operations occupy 11,851 square feet of space collectively in Sydney and Melbourne, Australia; Quarry Bay, Hong Kong; and Peking, China.

  In conjunction with a restructuring plan implemented in the fourth quarter of 1996 the Company intends to sell its 27 1/2 acre facility in Anaheim, California and move its corporate headquarters to a leased facility in Orange County, California. Prior to the move of the Company's corporate headquarters to Anaheim, California, as a result of the Exchange, the Company's executive offices were located in a leased building in Austin, Texas having a total of 96,400 square feet of space. In addition, the Company leased an operating facility in Seymour, Connecticut totaling 84,000 square feet. The Company is currently negotiating to terminate the leases on these vacant facilities, and expects to be out of the leases in fiscal 1997. The Company is also currently renegotiating certain facility leases to reduce or eliminate excess space currently occupied by the Company's subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

  A complaint was filed on January 25, 1997 by Raster Graphics, Inc. ("Raster Graphics") against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the "Former Topaz Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleges, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the Former Topaz Shareholders who founded Raster Graphics in 1987 and while there participated in the development of certain inkjet technology. The complaint seeks unspecified compensatory damages, punitive damages, costs and injunctive relief. The Company believes that the inkjet technology developed by Topaz is proprietary to Topaz and is not based on Raster Graphics technology, and that this suit is without merit.

  The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of these matters will have a material adverse effect on its financial position or results of operations taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS.

  The Company's Common Stock currently is traded on the NASDAQ National Market System under the symbol "CLCP." The following table sets forth the high and low closing bid prices of the Common Stock for the periods, since the consummation of the Exchange, as reported by the NASDAQ National Market System.

                                     HIGH   LOW
                                    ------ -----
      Year Ended December 29, 1996
                    Fourth Quarter  3      2
                    Third Quarter   3 3/16 1 5/8

  In connection with the Exchange, the NASDAQ Stock Market indicated that following the Exchange, the Company would have to meet the initial listing requirements to trade on the NASDAQ National Market System.

Two of the requirements for initial listing on the National Market System are that a total market capitalization of common stock held by non-affiliates is equal to or exceeds $15,000,000 and that the bid price of the listed security is equal to or exceeds $3.00, (which requirements the Company does not currently meet). On July 15, 1996, at the request of the Company, the NASDAQ Stock Market waived these requirements and approved the listing of the Company's Common Stock on the NASDAQ National Market System following the Exchange. There is, however, no assurance that such listing can be maintained. In the event that the Common Stock does not continue to be listed on the NASDAQ National Market System, the trading volume of the Common Stock may decrease and an active trading market may not be sustained. In the event that the Common Stock does not continue to be listed on the NASDAQ National Market System, the Company has indicated that it intends to use reasonable efforts to cause the Common Stock to be listed on the NASDAQ SmallCap Market.

  The quotations set out above represent prices between dealers and do not include retail mark-up, mark-down or commission. They do not represent actual transactions. These quotations have been supplied by the National Association of Securities Dealers, Inc.

  As of February 28, 1997 there were 334 record holders of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

  The selected statement of operations and balance sheet data for each of the five years in the period ended December 29, 1996 are derived from CalComp Technology, Inc.'s audited consolidated financial statements. The comparability of the selected financial data presented is significantly affected by the Exchange. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of CalComp Technology, Inc. and related notes thereto included elsewhere herein. The following data is presented in thousands, except for share and per share data for the years ended:

                         DECEMBER 29, DECEMBER 31, DECEMBER 25, DECEMBER 26, DECEMBER 27,
                             1996         1995         1994         1993         1992
                         ------------ ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS
 DATA:
Net revenue.............  $  235,916   $  281,655   $  294,548   $  300,151   $  335,467
Loss from operations....     (59,580)      (9,088)     (23,464)     (48,622)      (9,180)
Net loss................     (56,604)     (10,718)     (23,226)     (46,639)     (16,585)
Weighted average shares
 used in
 computing per share
  amount................  42,945,581   40,742,957   40,742,957   40,742,957   40,742,957
Net loss per share......  $    (1.32)  $    (0.26)  $    (0.57)  $    (1.14)  $    (0.41)

                         DECEMBER 29, DECEMBER 31, DECEMBER 25, DECEMBER 26, DECEMBER 27,
                             1996         1995         1994         1993         1992
                         ------------ ------------ ------------ ------------ ------------
BALANCE SHEET DATA:
Total assets............   $276,085     $231,564     $228,312     $257,746     $292,183
Long-term liabilities...     38,613        8,720        8,548        4,967        5,409

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Report on Form 10-K contains statements which, to the extent that they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve risks and uncertainties. The forward looking statements in this Report on Form 10-K have been made subject to the safe harbor protections provided by Sections 27A and 21E.

  The following table sets forth, for CalComp Technology's fiscal years ended December 29, 1996, December 31, 1995 and December 25, 1994, items in the consolidated statements of operations of CalComp Technology as percentages of net revenues. The table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes thereto of CalComp Technology included elsewhere herein. For more detailed information concerning the Company after consummation of the Exchange, see
Item 1. Business and Note 2 to the consolidated financial statements.

PERCENTAGE OF NET REVENUES

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 29, DECEMBER 31, DECEMBER 25,
                                              1996         1995         1994
                                          ------------ ------------ ------------
Revenue:
  Hardware and supplies.................       68%          67%          74%
  Service...............................       19           20           19
  Sales to affiliates...................       13           13            7
                                              ---          ---          ---
    Total Net Revenue...................      100          100          100
Cost of Revenues:
  Hardware and supplies.................       76           72           72
  Service...............................       82           72           74
  Cost of sales to affiliates...........       70           73           70
                                              ---          ---          ---
    Total Cost applicable to Revenue....       76           72           72
Gross Profit:
  Hardware and supplies.................       24           28           28
  Service...............................       18           28           26
  Sales to affiliates...................       30           27           30
                                              ---          ---          ---
    Total Gross Profit..................       24           28           28
Operating Expenses:
  Selling and marketing.................       21           16           19
  Product development...................        9            6            7
  General and administrative............        9            6            6
  Corporate expenses from Majority
   Shareholder..........................        1            3            4
  Unrealized loss on disposal of
   facilities...........................        5           --           --
  Restructuring costs...................        4           --           --
                                              ---          ---          ---
    Total Expenses......................       49           31           36
                                              ---          ---          ---
Loss from operations....................      (25)          (3)          (8)
                                              ---          ---          ---
Interest expense........................        1            0            0
Other income, net.......................        1            0            0
                                              ---          ---          ---
Loss before income taxes................      (25)          (3)          (8)
                                              ---          ---          ---
Provision for (benefit of) income taxes.       (1)           1            0
                                              ---          ---          ---
Net loss................................      (24)          (4)          (8)
                                              ===          ===          ===

GENERAL

  The Company's products and services compete in several markets including Computer Aided Design ("CAD"), presentation graphics, graphics arts, and printing and publishing. Each of these markets have several competitors, some of them larger than the Company. The Company's ability to successfully market its products requires adapting new technologies and leveraging the channels of distribution in order to remain competitive.

  On July 23, 1996, Summagraphics Corporation and CalComp Inc., a wholly-owned subsidiary of Lockheed Martin, effected a plan of reorganization for the exchange of CalComp Inc. stock for Summagraphics stock, after which Summagraphics changed its name to CalComp Technology, Inc. The newly reorganized Company adopted a fiscal year ending on the last Sunday of December. For accounting purposes, CalComp Inc. was treated as the acquiring company. Therefore, the financial statements for the prior periods are those of CalComp Inc. and the financial statements for the current year reflect CalComp Inc.'s acquisition of Summagraphics as of July 23, 1996.

  On November 18, 1996, the Company acquired all of the outstanding Common Stock of Topaz Technology, Inc. ("Topaz"), a privately held company in Sunnyvale, California, in exchange for 1.5 million shares of the Company's Common Stock and $0.8 million in cash. As a result of this acquisition, which was accounted for using the purchase method, the Company acquired approximately $5.9 million in assets and assumed $1.6 million in liabilities. Topaz is a developer and manufacturer of a proprietary inkjet printing technology.

COMPARISON OF 1996 TO 1995

  Net Revenues. Net revenues for 1996 declined $45.7 million, or 16%, to $235.9 million from the previous year, with hardware and supplies and sales to affiliates (collectively "product revenue") down 15% and service revenues down 21%. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, revenues and gross margins from sales to affiliates have been grouped with other hardware and supplies revenues and gross margins, since such sales have been consummated at prices and terms that are consistent with prices and terms available to unrelated third parties. The decline in product revenue during 1996 was $34.1 million consisting of revenue declines of approximately $55.2 million resulting primarily from continuing competitive pressures on output products, pricing actions, continuing difficulties with implementation of the ChannelWorks distribution program and difficulties and delays associated with new product introduction. Such revenue declines were partially offset by revenue growth of approximately $21.1 million resulting primarily from the addition of the Summagraphics' cutter and digitizer product lines. Service revenue declines resulted from the drop in after-market service contract sales resulting from the decline in hardware sales and the transition to lower cost products, which traditionally do not capture the same level of service contract revenue as higher cost products.

  Gross Profit. The Company's gross profit for 1996 decreased to 24% from 28% in 1995. Product gross profit decreased to 25% from 28%, while service gross profit decreased to 18% from 28%. The decrease in product gross profit is attributable to continued competitive pricing pressure, continued shift in the mix of products sold towards lower cost, lower margin products, higher costs associated with the introduction of new products, and the phase out of mature, end of life products at reduced selling prices. The decrease in service gross profit is attributable to the transition to lower cost products which do not carry the same level of service margin as the older generation higher cost products which they replaced. In addition, service costs increased during the period as a result of customer usage rates higher than product specifications on LED/Laser products requiring additional service calls and replacement parts, as well as from costs associated with product quality issues related to products introduced at the end of 1995 and in the first half of 1996.

  The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins.

  Operating Expenses. Total operating expenses were $115.1 million in 1996, an increase of 31% or $27.0 million from the prior year and includes a one time restructuring charge of $21.0 million for facility write downs and restructuring expenses. Total operating expenses prior to certain restructuring costs and facility write downs were $94.1 million in 1996, a 7% increase from 1995 to 40% of revenue in 1996 versus 31% in 1995. Selling expenses increased $3.4 million to 21% of revenue from 16% in 1995. General and administrative expenses increased $3.9 million to 9% of revenue from 6% in 1995. Selling expense increases are attributable to expenses related to the Exchange as well as marketing and promotional expenses incurred to meet competitive pressures. General and administrative expense increases are attributable to the Exchange, costs associated with new management information systems, litigation, as well as the increase in goodwill amortization resulting from the Exchange and the decision to shorten CalComp Inc.'s existing goodwill amortization period from 40 years to 25 years. Corporate expenses from Lockheed Martin decreased $4.7 million to 1% of revenue from 3% in 1995 as a result of Lockheed Martin's decision to discontinue its practice of interest allocation to affiliates. The interest allocation in 1995 under this method was $4.6 million.

  Product development expenses increased $3.4 million to 9% of revenue from 6% in 1995. The increase resulted from ongoing new product development as well as expenses incurred to address product quality issues related to products introduced at the end of 1995 and in the first half of 1996.

  Restructuring Charges. The one time restructuring charges incurred in the fourth quarter of 1996, of $21.0 million, consisted of $10.9 million for the write-down of the Company's headquarters facility to its estimated fair market value, in anticipation of sale, lease termination and fixed asset disposition costs of $3.2 million related to the exiting from certain facilities, and severance costs of $6.9 million associated with the elimination of 285 positions worldwide. In the fourth quarter approximately 68 employees were terminated resulting in payouts of approximately $0.7 million. As a result of this restructuring and the proposed sale of its headquarters facility the Company expects to realize approximately $16.0 million to $18.0 million annually in reduced administrative and support expenses. Subsequent to December 29, 1996, the Company has entered into discussions with potential buyers concerning the sale of the headquarters facility. Based on these discussions, the Company believes it may realize a gain on the sale of the facility which will be recorded upon the closing of the transaction.

  Interest Expense. The Company's interest expense for the year was $1.0 million relating primarily to borrowings by the Company from Lockheed Martin made pursuant to the Credit Agreements (as defined below) entered into as part of the Exchange. There were no such charges or agreements in place in 1995.

  Other Income, net. Other income, net, declined $0.4 million to $1.5 million in 1996 from 1995, as result of a reduction in earnings of $0.9 million of a Japanese joint venture which is accounted for on the equity method in other income, foreign exchange transaction losses of $0.5 million versus a gain of $0.4 in the prior year resulting from the strength of the U.S. dollar and its impact on the Company's international subsidiaries' U.S. dollar denominated liabilities, partially offset by increases in interest income of $1.1 million resulting primarily from a favorable determination by U.K. taxing authorities that the Company is entitled to interest on tax amounts refunded.

  Income Taxes (Benefit). The income tax benefit of $2.5 million for 1996 relates primarily to the carryback benefit of foreign tax losses from the Company's foreign operations. As the Company sustained a net loss in 1996, no federal income tax provision was necessary, nor was a tax benefit recorded as management determined that it was appropriate to increase the valuation allowance for deferred tax assets. It is the intention of management to assess the continued need for the valuation allowance each period. In 1995, the Company's provision for income tax was $3.6 million relating primarily to the provision for foreign taxes on the Company's profitable foreign locations.

COMPARISON OF 1995 TO 1994

  Net Revenues. Net revenues for 1995 declined $12.9 million, or 4%, to $281.7 million from the previous year with product revenue down 4% and Service down 5%. The decline in Product Revenue resulted from the Company's exit during 1993 and 1994 from certain of its printer product lines and obsolete pen and electrostatic products. Also contributing to the decline in revenue was the Company's introduction in 1995 of its

ChannelWorks two-tiered distribution program which focused a majority of hardware revenues through a limited number of national distributors at larger discounts. When fully implemented, ChannelWorks should allow the Company to improve total revenue by moving more product, more efficiently through the extensive dealer base and leveraging the logistical capabilities of these distributors while at the same time reducing the Company's channel management expenses. Management estimates approximately $2.0 million of the Product Revenue decline is due to the ChannelWorks distribution program. This decline was significantly offset by revenue growth in limited new product offerings in inkjet and L.E.D. technologies including, revenue of $75.0 million recorded in the last quarter of fiscal 1995 due in part to the introduction of a number of new products and stocking shipments to the distributors. Service revenue declines resulted from the drop in after-market service contract sales resulting from the decline in hardware sales and the transition to lower cost products, which traditionally do not capture the same level of service contract revenue as higher cost products.

  Gross Profit. The Company's 1995 gross profit of 28% remained unchanged from 1994. Management continued its focus on reducing costs through the implementation of the ChannelWorks initiative and continuing efforts to design lower cost products. Improved service gross profits were primarily due to the benefits of 1994 cost saving actions which negatively impacted 1994 costs but resulted in lower direct costs during 1995.

  Operating Expenses. Total operating expenses were $88.1 million in 1995, a 17% reduction from 1994. Selling expenses declined $10.9 million or from 19% of revenues in 1994 to 16% in 1995. General and administrative expenses decreased $0.8 million, remaining at 6% of revenue in 1995 and 1994. These selling, general and administrative expense decreases reflect the benefits of continued product focus, the decline in costs resulting from facility and consolidation actions completed in 1995, and the Channel Works distribution strategy. Corporate expenses from Lockheed Martin decreased $2.2 million as a result of changes in the amounts billed to the Company by Lockheed Martin for certain allocated corporate, general and administrative expenses.

  Due to the more focused concentration of product offerings in 1995 and the continuing transition from pen and electrostatic technologies to inkjet, the Company's product development expenses decreased $4.2 million or from 7% of revenues in 1994 to 6% in 1995. The Company anticipates maintaining product development expenditures at current levels as a percent of revenue.

  Other Income, net. Other income rose $1.4 million to $1.9 million in 1995 from 1994 primarily as a result of the increased profitability of the Company's minority interest in its Japanese joint venture which is accounted for on the equity method in other income.

  Income Taxes. Income taxes of $3.6 million for 1995 relate primarily to foreign taxes from the Company's foreign operations. As the Company sustained a net loss in 1995, no federal income tax provision was necessary, nor was a tax benefit recorded as management determined that it was appropriate to increase the valuation allowance. In 1994, the Company's provision for income tax was $0.3 million. This provision included a $1.8 million provision for foreign taxes, offset by a benefit of $1.5 million for state taxes. The state tax benefit resulted from the reversal of state accruals that were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

  When possible, the Company finances its working capital needs and capital expenditure requirements from internally generated funds. At December 29, 1996, the Company had cash of $15.3 million, consisting primarily of foreign cash balances.

  During the year ended December 29, 1996, the Company used $33.2 million in operations primarily to fund its $56.6 million net loss, net of depreciation and amortization of $12.6 million and an unrealized loss on disposal of facilities of $10.9. In addition, the Company expended $6.6 million for investments in property, plant and equipment. Those uses of cash were primarily funded by $2.0 million of net cash acquired in the acquisitions of Summagraphics and Topaz and borrowings from Lockheed Martin consisting of $24.6 million prior to the Exchange and $15.4 million pursuant to a Revolving Credit Agreement and Cash Management Agreement ("Credit Agreements").

  In connection with the Exchange, the Company entered into the Credit Agreements which provide the Company with access to general purpose financing. In December of 1996, the Credit Agreements were amended to increase the funds available to the Company under these agreements from $30 million to $75 million. The amendment to the Credit Agreements also provided for a grant by the Company to Lockheed Martin of a general security interest in the Company's assets, revisions to certain financial covenants covering the Company's fixed charge and leverage ratios and restrictions on the Company's ability to incur additional debt, make investments and effect acquisitions without Lockheed Martin's approval. In addition, in 1996, the Company retained a $4.0 million commercial line of credit which Summagraphics had outstanding with an international bank, $2.9 million of which remained outstanding at December 29, 1996. The agreements relating to these credit facilities contain typical covenants with respect to the conduct of the Company's business and require the maintenance of various financial balances and ratios. As of December 29, 1996, the Company was in compliance with all such covenants.

  The Company has utilized $28.9 million of its credit facilities, a substantial portion of which was used to finance costs associated with integrating the Summagraphics operations with those of CalComp Inc. including the partial replacement of preexisting Summagraphics' debt. Subsequent to December 29, 1996, the commercial line of credit outstanding with an international bank was repaid in full and canceled in February, 1997.

  During 1996, the Company spent $2.5 million in the implementation of new management information systems. It expects to spend an additional $2.4 million during 1997 to complete this implementation. In addition, the Company expects to spend approximately $3.0 million in 1997 for Topaz Technology, Inc.'s equipment expenditures. The Company had no other significant commitments for capital expenditures.

  The Company believes that the Company's post-Exchange transition to a combined company has been substantially completed and that the benefits from the Exchange are beginning to be realized as the adverse impact upon the requirements for management attention and the costs incurred and difficulties encountered in the transition process diminish.

  The operating losses with respect to the operations of the Company that have continued through the end of fiscal 1996 are expected to continue through at least the first half of calendar 1997. However, the Company believes that the completion of the post-Exchange transition and the further actions taken by management to reduce operating expenses, together with the planned new inkjet product introductions, should allow the Company to return to profitability during 1997. Consequently, management believes that cash generated from operations, disposition of its headquarters facility, and funds available under the Credit Agreements should be sufficient to fund the Company's anticipated operating needs for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                          PAGE
                                                                          ----
Report of Independent Auditors...........................................  17
Consolidated Balance Sheets at December 29, 1996 and December 31, 1995...  18
Consolidated Statements of Operations for the Years Ended December 29,
 1996, December 31, 1995 and December 25, 1994...........................  19
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 29, 1996, December 31, 1995 and December 25, 1994..............  20
Consolidated Statements of Cash Flows for the Years Ended December 29,
 1996, December 31, 1995 and December 25, 1994...........................  21
Notes to Consolidated Financial Statements...............................  22

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CalComp Technology, Inc.

  We have audited the accompanying consolidated balance sheets of CalComp Technology, Inc. as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalComp Technology, Inc. at December 29, 1996 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP
                                                              ERNST & YOUNG LLP

Orange County, California
January 20, 1997

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 29, DECEMBER 31,
                                                          1996         1995
                                                      ------------ -------------
ASSETS:
Current Assets:
  Cash..............................................    $ 15,290     $ 14,574
  Accounts receivable (less allowance for doubtful
   accounts of $4,603 in 1996 and $4,102 in 1995)...      48,230       46,380
  Accounts receivable from affiliates, net..........       3,929       12,232
  Inventories (Note 3)..............................      57,765       40,308
  Net assets held for sale (Note 2).................      15,119          --
  Prepaids and other current assets.................       5,866        3,504
                                                        --------     --------
Total Current Assets................................     146,199      116,998
Property, plant and equipment, net (Note 3).........      26,891       51,060
Investments (Note 6)................................       5,022        4,518
Goodwill (net of accumulated amortization of $20,324
 in 1996 and $15,756 in 1995)                             82,080       50,427
Other intangibles (net of accumulated amortization
 of $271 in 1996)...................................       7,866          --
Other assets........................................       8,027        8,561
                                                        --------     --------
Total Assets........................................    $276,085     $231,564
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable..................................    $ 27,554     $ 17,592
  Deferred revenue..................................       9,217       10,122
  Accrued salaries and related expenditures.........       7,398        7,594
  Sales and value added taxes payable...............       3,473        3,784
  Accrued restructuring costs (Note 2)..............       9,355          --
  Accrued reorganization costs (Note 2).............       5,595          --
  Line of credit (Note 8)...........................       2,948          --
  Other liabilities.................................      19,428       17,009
                                                        --------     --------
Total Current Liabilities...........................      84,968       56,101
Other long-term liabilities.........................       6,093        5,080
Accumulated postretirement benefit obligation.......       3,640        3,640
Line of credit with Majority Shareholder (Note 8)...      28,880          --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized                                                --           --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 46,898,650 and 40,742,957 shares is-
   sued on December 29, 1996 and December 31, 1995..         469          407
  Additional paid-in capital........................     286,860      265,243
  Accumulated deficit...............................    (141,957)     (71,785)
  Cumulative translation adjustment.................       7,597        8,531
  Less: Treasury stock, at cost, 49,000 shares......        (465)         --
  Note receivable from Majority Shareholder.........         --       (35,653)
                                                        --------     --------
Total Stockholders' Equity..........................     152,504      166,743
                                                        --------     --------
Total Liabilities and Stockholders' Equity..........    $276,085     $231,564
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      YEARS ENDED
                                         --------------------------------------
                                         DECEMBER 29, DECEMBER 31, DECEMBER 25,
                                             1996         1995         1994
                                         ------------ ------------ ------------
NET REVENUE:
  Hardware and supplies.................  $  161,083   $  188,880   $  216,520
  Service...............................      43,208       54,860       57,855
  Sales to affiliates...................      31,625       37,915       20,173
                                          ----------   ----------   ----------
Total net revenue.......................     235,916      281,655      294,548
COST APPLICABLE TO REVENUE:
  Hardware and supplies.................     122,649      135,880      154,875
  Service...............................      35,498       39,233       42,847
  Cost of sales to affiliates...........      22,228       27,555       14,069
                                          ----------   ----------   ----------
Total cost applicable to revenue........     180,375      202,668      211,791
                                          ----------   ----------   ----------
Gross profit............................      55,541       78,987       82,757
EXPENSES:
  Selling...............................      48,363       44,943       55,856
  Research and development..............      20,713       17,343       21,526
  General and administrative............      21,480       17,564       18,416
  Corporate expenses from Majority
   Shareholder (Note 5).................       3,567        8,225       10,423
  Unrealized loss on anticipated dis-
   posal of facilities (Note 2).........      10,908          --           --
  Restructuring costs (Note 2)..........      10,090          --           --
                                          ----------   ----------   ----------
LOSS FROM OPERATIONS....................     (59,580)      (9,088)     (23,464)
Interest expense........................         989          --           --
Other income, net (Note 4)..............      (1,507)      (1,942)        (513)
                                          ----------   ----------   ----------
LOSS BEFORE INCOME TAXES                     (59,062)      (7,146)     (22,951)
Provision for (benefit of) income taxes
(Note 9)................................      (2,458)       3,572          275
                                          ----------   ----------   ----------
NET LOSS................................  $  (56,604)  $  (10,718)  $  (23,226)
                                          ==========   ==========   ==========
Net Loss per share of common stock......  $    (1.32)  $    (0.26)  $    (0.57)
                                          ==========   ==========   ==========
Weighted-average number of shares
outstanding (Note 1)....................  42,945,581   40,742,957   40,742,957
                                          ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            NOTE
                            COMMON STOCK    ADDITIONAL              CUMULATIVE           RECEIVABLE
                          -----------------  PAID-IN   ACCUMULATED  TRANSLATION TREASURY  MAJORITY   STOCKHOLDERS'
                            SHARES   AMOUNT  CAPITAL     DEFICIT    ADJUSTMENT   STOCK   SHAREHOLDER    EQUITY
                          ---------- ------ ---------- ----------- ------------ -------- ----------- -------------
Balance at December 26,
1993....................  40,742,957  $407   $265,243   $ (37,841)    $3,921     $ --     $(41,106)    $190,624
Net increase in
 receivable from
 stockholder............         --    --         --          --         --        --       (6,950)      (6,950)
Translation adjustment..         --    --         --          --       2,034       --          --         2,034
Net loss................         --    --         --      (23,226)       --        --          --       (23,226)
                          ----------  ----   --------   ---------     ------     -----    --------     --------
Balance at December 25,
 1994...................  40,742,957   407    265,243     (61,067)     5,955       --      (48,056)     162,482
Net decrease in
 receivable from
 stockholder............         --    --         --          --         --        --       12,403       12,403
Translation adjustment..         --    --         --          --       2,576       --          --         2,576
Net loss................         --    --         --      (10,718)       --        --          --       (10,718)
                          ----------  ----   --------   ---------     ------     -----    --------     --------
Balance at December 31,
 1995...................  40,742,957   407    265,243     (71,785)     8,531       --      (35,653)     166,743
Net decrease in
 receivable from
 stockholder............         --    --         --          --         --        --       22,085       22,085
Deemed dividend of
 receivable from
 stockholder (Note 1)...         --    --         --      (13,568)       --        --       13,568          --
Issuance of stock for
 acquisitions              6,155,693    62     21,617         --         --        --          --        21,679
Acquired treasury stock.         --    --         --          --         --       (465)        --          (465)
Translation adjustment..         --    --         --          --        (934)      --          --          (934)
Net loss................         --    --         --      (56,604)       --        --          --       (56,604)
                          ----------  ----   --------   ---------     ------     -----    --------     --------
Balance at December 29,
 1996...................  46,898,650  $469   $286,860   $(141,957)    $7,597     $(465)   $    --      $152,504
                          ==========  ====   ========   =========     ======     =====    ========     ========

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEARS ENDED
                                        --------------------------------------
                                        DECEMBER 29, DECEMBER 31, DECEMBER 25,
                                            1996         1995         1994
                                        ------------ ------------ ------------
OPERATING ACTIVITIES:
Net loss ..............................   $(56,604)    $(10,718)    $(23,226)
Adjustments to reconcile net loss to
net cash (used in) provided by
operating activities:
  Depreciation and amortization........     12,631        9,845       12,199
  Restructuring costs..................     10,090          --           --
  Restructuring payments...............       (735)         --           --
  Unrealized loss on anticipated dis-
   posal of facilities.................     10,908          --           --
  Investee income......................       (815)      (1,645)        (184)
  Net changes in operating assets and
   liabilities.........................     (8,690)      11,406       21,557
                                          --------     --------     --------
   Net cash (used in) provided by oper-
    ating activities...................    (33,215)       8,888       10,346
INVESTING ACTIVITIES:
Net cash acquired in connection with
 acquisitions..........................      1,962          --           --
Purchase of property, plant and
 equipment.............................     (6,593)     (10,824)      (8,048)
Proceeds from disposition of property,
 plant and equipment...................        135          841        1,739
Dividends received.....................        311          672          --
                                          --------     --------     --------
   Net cash used in investing
    activities.........................     (4,185)      (9,311)      (6,309)
FINANCING ACTIVITIES:
Proceeds from line of credit with
Majority Shareholder...................     15,380          --           --
Net cash received from Majority
Shareholder............................     24,600        2,978       (6,467)
Reduction in revolving credit line.....     (1,664)         --           --
                                          --------     --------     --------
   Net cash provided by (used in)
    financing activities...............     38,316        2,978       (6,467)
Effect of exchange rate changes on
cash...................................       (200)         770          573
                                          --------     --------     --------
Change in cash.........................        716        3,325       (1,857)
Cash at beginning of year..............     14,574       11,249       13,106
                                          --------     --------     --------
Cash at end of year....................   $ 15,290     $ 14,574     $ 11,249
                                          ========     ========     ========

          See accompanying notes to consolidated financial statements.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

  CalComp Technology, Inc. (the "Company") is an 86.9% owned subsidiary of Lockheed Martin Corporation ("Lockheed Martin or the Majority Shareholder"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements do not include the accounts of AGT Holdings, Inc. and Access Graphics, Inc., which have been transferred to the Majority Shareholder effective May 15, 1996. This transaction has been treated as a change in the reporting entity since the two entities are in dissimilar businesses to that of the Company and historically have been managed and financed separately by the Majority Shareholder.

  The acquisition of the Company by Lockheed Martin in August 1986 was accounted for as a purchase and a new basis of accounting was established for the Company's financial statements. This new basis resulted in certain assets and liabilities being recorded at their then fair market value. Accumulated depreciation, retained earnings, and cumulative translation adjustments reflect activity from August 1, 1986. For tax purposes, no revaluation occurred as a result of the business combination.

  The equity method of accounting is used when the Company has a significant, but less than majority ownership interest in another company. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of the investee companies, which is recognized as a component of other income in the consolidated statements of operations. The Company's investment in NS CalComp Corporation
(NSCC) is accounted for under the equity method. A portion of the profit on product sales to NSCC is deferred until realized through sales to third party customers.

BUSINESS

  The Company develops, manufactures, distributes and supports a wide variety of computer graphics products which it markets in the United States and throughout the world. The Company's principal products are printers and plotters, digitizers and cutters. Printers are units that place raster images on output media, either paper or film, by placing small dots on the media, while Plotters are devices that translate computer output into hard copy visual data such as schematics, maps, charts and other drawings. Digitizers are devices that convert points, lines and drawings to digital impulses that can be input into a computer. Cutters are output devices, similar in construction to a pen plotter, but employ a knife in place of a pen to cut vinyl for signs and banners, art film for screen printing, and various stencil materials for etching text and images into glass, wood and stone via an abrasive etching process. The Company is dependent on certain distributors in North America and Asia through which it transacts a majority of its hardware sales. In management's opinion, other sources of distribution on comparable terms would be available if there was a disruption in the business relationship with these distributors. The Company is dependent on certain limited source suppliers for key technology components used in its products. Loss of such vendor relationships could have a significant impact on the Company's near term operating results. The Company also derives a significant portion of its revenues from the sale of services and supplies related to its hardware products. The Company's products and services compete in several markets including Computer Aided Design ("CAD"), Presentation Graphics, Graphics Arts and Printing and Publishing. Each of these markets have several competitors, some of them larger than the Company. The Company's ability to successfully market its products requires adapting new technologies and leveraging the channels of distribution in order to remain competitive.

USE OF ESTIMATES

  The development and use of estimates is inherent in the preparation of financial statements that are presented in accordance with generally accepted accounting principles. Significant estimations are made relative

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to the valuation of accounts receivable, inventories, income taxes, and certain accrued liabilities, including, among others, those for warranties and contingent liabilities where an unfavorable outcome is considered probable and the amount of the loss is estimable. Actual results may differ from amounts estimated.

REVENUE RECOGNITION

  Revenue is recognized from product sales when shipments are made and from services over the term of the service contract.

FISCAL YEAR

  The Company uses a fifty-two, fifty-three week fiscal year which ends on the last Sunday in December. Fiscal 1996 and 1994 each contained fifty-two weeks. Fifty-three weeks were included in fiscal 1995.

CONCENTRATION OF CREDIT RISK

  The Company sells the majority of its products throughout the United States, Canada, Europe and Asia. Sales to the Company's recurring customers are generally made on an open account term while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. No single customer represented more than 10% of sales in any year presented. Accounts receivable from two of the Company's primary distributors amounted to $8,016,000 and $9,135,000 at December 1996 and 1995, respectively.

INVENTORIES

  Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company reserves for inventory that is determined to be obsolete or substantially in excess of forecasted demand.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment acquired are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease. Depreciation (including amortization of assets covered by capital leases) is computed using the straight-line method over the following estimated useful lives:

      Buildings                 33 1/3 years
      Building improvements    5 to 15 years
      Machinery and equipment   3 to 8 years
      Furniture and fixtures    5 to 8 years

  On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). The standard addresses the accounting for impairment of long-lived assets, such as property, plant, and equipment, and goodwill related to those assets. If impairment indicators are present, SFAS No. 121 requires an assessment of the recoverability of long-lived assets based on whether the carrying value of the assets could be recovered through undiscounted cash flows over the expected lives of the assets. Adjustments to the carrying value are recorded as a component of operations in the period that an impairment assessment is made. The initial adoption of SFAS No. 121 did not have a material impact on the financial statements.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

  Intangible assets, consisting of goodwill, patents and other intangibles (which include developed technology and an assembled workforce) are being amortized using the straight-line method over the estimated useful lives ranging from five to twenty-five years.

  As of January 1996, the Company re-evaluated its remaining useful life of the goodwill related to the 1986 purchase of CalComp Inc. by Lockheed Corporation, which was being amortized over forty years. The Company estimated the remaining useful life at that date to be fifteen years. Accordingly, the amortization period was adjusted to reflect this change in the estimated useful life, resulting in additional goodwill amortization of approximately $1,635,000 in 1996 and in future periods.

STOCK OPTION PLANS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed in Note 11, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

TRANSLATION OF FOREIGN CURRENCIES

  The assets and liabilities of the Company's foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as cumulative translation adjustments in the consolidated balance sheet.

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

INCOME TAXES

  The Company's operations are included in consolidated federal and combined state income tax returns with the Majority Shareholder. The provision for income taxes is calculated on a separate return basis, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

  Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the current-year presentation.

PER SHARE DATA

  Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive or decrease the loss per share amount otherwise computed.

ADVERTISING COSTS

  The Company expenses advertising costs as incurred. Advertising expenditures for the years 1996, 1995 and 1994 were $8,980,000, $5,847,000 and $8,874,000, respectively.

SUPPLEMENTARY CASH FLOW INFORMATION

Changes in operating assets and liabilities are as follows for the years ended in December:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Changes in operating assets and liabilities:
  Accounts receivable............................... $ 7,176  $ 9,618  $ 5,196
  Accounts receivable from affiliates...............   8,303   (8,090)    (871)
  Inventories.......................................  (9,122)   4,353   20,541
  Other current assets..............................    (540)     487     (219)
  Other assets......................................     902   (2,046)    (265)
  Accounts payable..................................    (648)  (2,308)      94
  Accrued salaries and related expenditures.........    (369)    (906) (12,689)
  Deferred revenue..................................    (905)  (2,678)   1,619
  Sales and value added tax payable.................    (311)     284    2,343
  Accrued reorganization costs......................   5,595      --       --
Other liabilities................................... (14,901)   3,095    2,710
Other long-term liabilities.........................  (1,355)     473    3,673
Accumulated postretirement benefit obligation.......     --      (301)     (92)
Decrease (increase) in net receivable from Majority
 Shareholder........................................  (2,515)   9,425     (483)
                                                     -------  -------  -------
Net changes in operating assets and liabilities..... $(8,690) $11,406  $21,557
                                                     =======  =======  =======

  In connection with the acquisition of Summagraphics Corporation (Note 2), the Company reclassified the net receivable as of the transaction date of $13,568,000 from the Majority Shareholder to accumulated deficit to reflect a deemed dividend of the Company's net receivable from the Majority Shareholder.

  Changes in operating assets and liabilities presented in the Consolidated Statements of Cash Flows are net of the effect of the acquisitions discussed in Note 2.

  Net income taxes paid to (received from) the Majority Shareholder and foreign governments were $1,424,000, $2,638,000 and ($5,659,000) for 1996,
1995 and 1994, respectively.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Interest paid was $445,000, $0 and $0 for 1996, 1995 and 1994, respectively.

2. ACQUISITIONS AND RESTRUCTURING

ACQUISITION OF SUMMAGRAPHICS CORPORATION

  The Company completed a Plan of Reorganization (the "Exchange") for the exchange of Stock of CalComp Inc. for Stock of Summagraphics Corporation as of July 23, 1996. Pursuant to this Exchange, the Company issued to Lockheed Martin Corporation 40,742,957 shares of Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. As a result of the exchange, Lockheed Martin Corporation acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the exchange, the Company changed its name to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

  The purchase was accounted for as a "reverse acquisition" whereby CalComp Inc. was deemed to have acquired the Company, (formerly Summagraphics Corporation) for financial reporting purposes. However, the Company remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the years ended December 31, 1995 and December 25, 1994, are the consolidated financial statements of CalComp Inc. and differ from the consolidated financial statements of the Company previously reported. In addition, the historical stockholders' equity as of December 31, 1995 and December 25, 1994 have been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange. The accounts and results of operations of CalComp Technology, Inc. have been included in the financial statements from the date of acquisition and reflect purchase price allocations and adjustments.

The following sets forth the assets, liabilities and stockholders equity that were recorded by the Company in connection with the acquisition on July 23, 1996 and reflects the purchase price allocation:

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

2. ACQUISITIONS AND RESTRUCTURING (CONTINUED)

                             ASSETS                              (IN THOUSANDS)
Cash............................................................ $        2,801
Accounts receivable, net........................................         11,041
Inventories.....................................................          7,577
Other current assets............................................          1,248
                                                                 --------------
  Total current assets..........................................         22,667
Plant and equipment.............................................          2,458
Goodwill........................................................         36,221
Other assets....................................................          3,618
                                                                 --------------
  Total Assets.................................................. $       64,964
                                                                 ==============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Short term debt................................................. $       17,912
Account payable.................................................          9,060
Other current liabilities.......................................         18,185
                                                                 --------------
  Total Current Liabilities.....................................         45,157
Other long-term liabilities.....................................          2,156
Stockholders' Equity............................................         17,651
                                                                 --------------
  Total Liabilities and Stockholder's Equity.................... $       64,964
                                                                 ==============

  The following unaudited pro forma summary for the years ended in December presents the consolidated results of operations assuming that the Exchange had occurred on December 26, 1994. No adjustments are required to conform the accounting policies of the Company and CalComp Inc.:

                                                         1996         1995
                                                      -----------  -----------
                                                       (IN THOUSANDS, EXCEPT
                                                        SHARE AND PER SHARE
                                                               DATA)
      Revenue........................................ $   265,571  $   355,171
      Net loss....................................... $   (73,221) $   (25,261)
      Weighted average shares outstanding............  45,567,606   45,398,650
      Loss per share................................. $     (1.61) $     (0.56)

  The amounts disclosed above for net loss have been adjusted to reflect:

  1) Goodwill amortization arising from the Exchange, net of the removal of the historical goodwill amortization recorded on Summagraphics' statement of operations. The adjustments increased goodwill expense by $1,178,000 and $2,019,000 for 1996 and 1995, respectively.

  2) A $1,000,000 reduction in the carrying amount of certain property and equipment to record such assets at their fair value. This adjustment, which assumes a 5 year useful life, resulted in a decrease to depreciation expense of $117,000 and $200,000 for 1996 and 1995, respectively.

  These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

2. ACQUISITIONS AND RESTRUCTURING (CONTINUED)

  In connection with the Exchange, the Company accrued $11,970,000 consisting of $7,358,000 relating to the termination of facility leases and other costs and $4,612,000 relating to severance costs. At December 29, 1996 the Company had made all severance related payouts and had expended $1,763,000 related to lease payments on the facilities and other costs.

ACQUISITION OF TOPAZ

  On November 18, 1996, the Company acquired all of the outstanding common stock of Topaz Technologies, Inc. ("Topaz"), a privately held company in Sunnyvale, California, in exchange for 1,500,000 shares of the Company's Common Stock and $750,000 in cash. As a result of this acquisition, which was accounted for using the purchase method, the Company acquired approximately $5,946,000 in assets and assumed $1,637,000 in liabilities. Topaz is a developer and manufacturer of a proprietary inkjet printing technology. The Company recorded no goodwill in connection with this acquisition.

RESTRUCTURING OF OPERATIONS AND SALE OF HEADQUARTERS FACILITY

  In the fourth quarter of 1996, the Company initiated a plan to restructure its operations worldwide. This plan of restructuring consists primarily of the elimination of 285 positions worldwide and lease termination costs related to the reorganization of the Company's European operations. In addition, the Company decided to sell its 27 1/2 acre headquarters facility in Anaheim, California. The restructuring plan and sale of the headquarters facility are expected to reduce operating expenses and streamline the Company's infrastructure.

  In connection with the restructuring plan, the Company established a $10,090,000 restructuring charge to operating expenses. This restructuring charge includes $6,940,000 of estimated employee severance costs and $3,150,000 relating to lease termination and fixed asset disposition costs. In the fourth quarter approximately 68 employees were terminated resulting in payouts of $735,000. At December 29, 1996, there remains a $9,355,000 liability to complete the execution of the plan.

  In connection with the decision to sell the Company's headquarters facility in Anaheim, California the Company established an estimated loss on disposal of the facility of $10,908,000, which is included in operating expenses, to write the facility down to its fair market value. This unrealized loss has been offset against the net cost of the facility, after depreciation, of $26,027,000, with the balance of $15,119,000 included within current assets on the December 29, 1996 consolidated balance sheet as "Net assets held for sale."

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

3. BALANCE SHEET INFORMATION

  Additional information for certain balance sheet accounts is as follows for the years ended in December:

                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
      Net inventories:
       Raw materials and purchased components................. $16,719  $ 9,960
       Work in process........................................     699    1,628
       Finished goods.........................................  40,347   28,720
                                                               -------  -------
                                                               $57,765  $40,308
                                                               =======  =======
      Property, plant and equipment:
       Land, buildings and building improvements.............. $ 6,330  $52,051
       Machinery and equipment................................  47,090   55,745
       Furniture and fixtures.................................   7,423    7,241
                                                               -------  -------
                                                                60,843  115,037
       Less accumulated depreciation.......................... (33,952) (63,977)
                                                               -------  -------
                                                               $26,891  $51,060
                                                               =======  =======

4. OTHER INCOME

  Other income consists of the following components for the years ended in
December:

                                                           1996    1995   1994
                                                          ------  ------  -----
                                                            (IN THOUSANDS)
      The Company's share of NSCC's earnings............. $  732  $1,645  $ 184
      Foreign exchange transaction gain (loss)...........   (544)    360    228
      Interest income....................................  1,388     268    260
      Other expense, net.................................    (69)   (331)  (159)
                                                          ------  ------  -----
        Total............................................ $1,507  $1,942  $ 513
                                                          ======  ======  =====

5. TRANSACTIONS WITH MAJORITY SHAREHOLDER AND AFFILIATES

  The Majority Shareholder has billed the Company for certain corporate general and administrative costs under a formula acceptable for the United States Department of Defense contracting purposes. Additionally, prior to 1996, the Majority Shareholder has billed the Company for interest based on the Majority Shareholder's cost of borrowed funds. This allocation of interest is included in corporate expenses from Majority Shareholder on the consolidated statement of operations. Subsequent to July 23, 1996, the Majority Shareholder has charged the Company interest based on the terms of the credit agreement between the parties (Note 8). The interest expense, subsequent to July 23, 1996, based on the credit agreement, is included in interest expense on the consolidated statement of operations. Amounts charged to the Company were as follows for the years ended in December:

                                                           1996   1995   1994
                                                          ------ ------ -------
                                                             (IN THOUSANDS)
      Corporate general and administrative............... $3,567 $3,578 $ 4,390
      Interest...........................................    --   4,647   6,033
                                                          ------ ------ -------
                                                          $3,567 $8,225 $10,423
                                                          ====== ====== =======

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

5. TRANSACTIONS WITH MAJORITY SHAREHOLDER AND AFFILIATES (CONTINUED)

  Additionally, the Company has entered into support agreements with the Majority Shareholder. The agreements provide, among other things, that the Majority Shareholder undertake to provide certain services for and at the request of the Company including, but not limited to, administration of the pension and savings plan, legal and other general administrative services, and group medical, liability and workers' compensation insurance. Expenses are allocated to the Company based on actual amounts incurred on behalf of the Company plus estimated overhead related to such amounts. Amounts billed to the Company were $2,988,000, $3,981,000 and $6,556,000 for 1996, 1995 and 1994,
respectively. Such amounts are allocated to various cost elements in the financial statements based on relevant factors which include headcount and square footage.

  The Majority Shareholder had, until July 23, 1996, a centralized domestic cash management system whereby the Company's cash surplus was transferred to the Majority Shareholder's accounts on a daily basis and cash disbursements were funded by the Majority Shareholder, as needed, to maintain the disbursement account at a zero balance. Since that date, the Company requests cash as needed to fund operations based on the credit agreement (Note 8) with the Majority Shareholder. These requests are processed as borrowings against the credit agreement with the Majority Shareholder. Excess funds are transferred to the Majority Shareholder as payments toward previous borrowings.

  On July 23, 1996 the Company reclassified the net receivable of $13,568,000 from the Majority Shareholder to accumulated deficit to reflect a deemed dividend of the Company's net receivable from the Majority Shareholder.

  Effective May 15, 1996, the Company transferred its ownership interest in AGT Holdings, Inc., the parent company of Access Graphics, to the Majority Shareholder. The Company sells computer graphics equipment to Access Graphics for resale. Sales amounted to $9,055,000, $19,722,000 and $7,266,000 for the years 1996, 1995 and 1994, respectively. End user sales to other affiliated companies were $1,968,000, $1,378,000 and $2,299,000 for the years 1996, 1995 and 1994, respectively. Sales to related parties have been consummated at prices and terms consistent with similar transactions with unrelated third parties. Accounts receivable from these affiliates related to such sales aggregated $2,935,000 and $7,961,000 as of December 1996 and 1995,
respectively.

  The Company purchases certain components from Lockheed Martin Commercial Electronics, a division of the Majority Shareholder. Purchases amounted to $10,059,000, $10,503,000 and $9,755,000 for the years ended December 1996,
1995 and 1994, respectively. Purchases from Lockheed Martin Commercial Electronics were made at prices and terms similar to those available from unrelated vendors.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

6. INVESTMENT IN NS CALCOMP KK

  In 1990, the Company sold a 56% interest in a previously wholly owned Japanese subsidiary, Nippon CalComp KK (now referred to as NSCC) to Nippon Steel Corporation (NSC) and Sumitomo Corporation. The Company's remaining 44% ownership interest in NSCC is accounted for under the equity method based on financial information for the twelve months ended in November. Summarized financial information for NSCC for the years ended in December is as follows:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
      BALANCE SHEETS:
       Current assets.................................. $30,231 $35,534 $32,358
       Total assets....................................  33,508  39,581  36,306
       Current liabilities.............................  13,896  20,351  17,805
       Total liabilities...............................  14,264  20,813  18,289
      STATEMENTS OF OPERATIONS:
       Net sales.......................................  60,184  66,703  54,375
       Gross profit....................................  21,790  26,872  21,914
       Net earnings....................................   1,765   2,727   1,531

  As of December 29, 1996, the carrying value of the Company's investment is less than the underlying equity in NSCC's net assets due to the profit in NSCC's inventory that has not been realized through sales to third party customers, a cumulative translation gain and differences resulting from stock sales by NSCC. As of December 29, 1996, $5,596,000 of consolidated retained earnings was represented by the undistributed net earnings of NSCC. Sales to NSCC amounted to $20,602,000, $16,815,000 and $10,608,000 in 1996, 1995, and
1994, respectively. Accounts receivable from NSCC are $5,608,000 and $4,271,000 as of December 1996 and 1995, respectively, and are included in accounts receivable from affiliates in the consolidated balance sheets.

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

  The Company leases various operating facilities and equipment under noncancelable operating leases. Most leases contain renewal options at stipulated amounts for varying periods. Certain agreements contain options for the purchase of equipment at a stipulated amount, which will approximate market at the end of the lease. Additionally, certain leases provide for periodic rental adjustments based on the Consumer Price Index or fair market values.

  Minimum rental payments under noncancelable operating leases are $1,400,000 in 1997, $1,000,000 in 1998, $600,000 in 1999, $500,000 in 2000, $600,000 in
2001 and $0 thereafter. However, due to the Company's restructuring program (Note 2), certain operating leases are being renegotiated to reduce or eliminate commitments and, if successful, these future minimum rental payments could be substantially reduced.

  Rent expense was $2,200,000, $3,700,000 and $5,600,000 in 1996, 1995 and
1994, respectively.

LEGAL PROCEEDINGS

  A complaint was filed on January 25, 1997 by Raster Graphics, Inc. ("Raster Graphics") against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the "Former Topaz Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleges,

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the Former Topaz Shareholders who founded Raster Graphics in 1987 and while there participated in the development of certain inkjet technology. The complaint seeks unspecified compensatory damages, punitive damages, costs and injunctive relief. The Company believes that the inkjet technology developed by Topaz is proprietary to Topaz and is not based on Raster Graphics technology, and that this suit is without merit.

  The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of these matters will have a material adverse effect on its financial position or results of operations taken as a whole.

ENVIRONMENTAL MATTERS

  In 1988, the Company submitted a plan to the California Regional Water Quality Control Board (the Water Board) relating to its facility in Anaheim, California. This plan contemplates site assessment and monitoring of soil and ground water contamination. The Company's plan includes monitoring of several ground water sampling wells at the site. No remediation has been ordered or is considered probable of being ordered and therefore no liability has been recorded for any such activities. Due to the nature of the contingency, management is unable to estimate a possible range of costs that might be incurred should remediation be required.

8. INDEBTEDNESS

A. LONG-TERM DEBT:

  Line of Credit and Cash Management Agreements with Majority Shareholder: In July 1996, the Company and the Majority Shareholder entered into a Revolving Credit Agreement (" Credit Agreement"), which was subsequently amended and restated, pursuant to which the Majority Shareholder will provide, from time to time, financing of up to $73,000,000 for repayment of specified indebtedness and general corporate purposes, including, without limitation, financing the working capital needs of the Company and its subsidiaries. Among other things the amended Credit Agreement provided for a grant of a general security interest in the Company's assets to the Majority Shareholder. The Agreement has a termination date of July 22, 1998, however, the commitment of the Majority Shareholder to make loans to the Company may be canceled, with 120 days prior written notice, by the Majority Shareholder at any time after the first anniversary date of the amended and restated Agreement dated December 20, 1996.

  The Agreement bears interest, at the Company's option, at either (1) a rate per annum equal to the higher of the federal funds rate as published in the Federal Reserve System plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York as its "prime" rate or (2) LIBOR plus 2.0%. The Agreement contains certain negative and affirmative covenants. There is no required prepayment or scheduled reduction of availability of loans under the Agreement.

  Additionally, in July 1996, the Company and the Majority Shareholder entered into a cash management agreement, whereby the Majority Shareholder will provide cash advances up to $2,000,000 to the Company for cash shortfalls. This agreement has a termination date of June 1, 1998 and bears interest rates equal to the Federal Funds Rates.

  As of December 29, 1996, the Company has an aggregate outstanding balance of $28,880,000 on the agreements, with interest rates ranging from 5.1% to 6.6%.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

8. INDEBTEDNESS (CONTINUED)

B. SHORT-TERM DEBT

  Line of Credit: On October 12, 1992, one of the Company's Belgian subsidiaries entered into a $4,000,000 Credit Agreement with a Belgian bank. This agreement has no defined expiration date and requires the bank to give six months notice of termination, if no defaults exist. Borrowings under this agreement may be in the form of various bank instruments, in various currencies and at various interest rates, at the Company's option, and are secured by essentially all of the subsidiary's assets, except real property. Under the terms of this agreement the subsidiary is subject to certain covenants and restrictions. At December 29, 1996, $2,948,000 was outstanding under this agreement, leaving $1,052,000 available to the Company. As of February 3, 1997, all balances outstanding under this credit agreement were repaid and the line of credit was canceled.

9. TAXES BASED ON INCOME

  The provision for (benefit of) income taxes consists of the following for years ended in December:

                                                        1996     1995    1994
                                                       -------  ------  -------
                                                           (IN THOUSANDS)
      Current:
       Federal                                         $   --   $  --   $   --
       State..........................................    (201)    (54)  (1,515)
       Foreign........................................  (2,257)  3,626    1,790
                                                       -------  ------  -------
                                                       $(2,458) $3,572  $   275
                                                       =======  ======  =======

  The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on loss before income taxes and equity in income from subsidiaries excluded from the Exchange:

                                                      1996     1995     1994
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
Computed income taxes using statutory tax rate..... $(20,672) $(2,501) $(8,033)
Increases (reduction) from:
 Foreign taxes at rates other than statutory rate..    3,573    1,765    1,729
 Foreign withholding tax...........................     ---       484      454
 Operating losses without current tax benefit......    9,259    3,932    7,165
 Write down of facility without current tax
  benefit..........................................    4,078      --       --
 Goodwill amortization.............................    1,686      550      550
 Minority interest.................................     (251)    (576)     (65)
 State taxes, net of federal benefit...............     (131)     (82)  (1,525)
                                                    --------  -------  -------
                                                    $ (2,458) $ 3,572  $   275
                                                    ========  =======  =======

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

9. TAXES BASED ON INCOME (CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at December 29, 1996 and December 31, 1995 were as follows:

                                                              1996      1995
                                                            --------  --------
Deferred tax liabilities related to:
 Excess of purchase book value over tax basis of property,
  plant, and equipment..................................... $  3,435  $  2,896
 Depreciation methods......................................    2,072     1,268
 Prepaid pension costs.....................................    1,143     1,367
 Other, net................................................      --         51
                                                            --------  --------
                                                               6,650     5,582
Deferred tax assets related to:
 Inventories...............................................   15,433    11,250
 Accumulated postretiree medical benefit obligation........    1,476     1,635
 Accrued liabilities.......................................    5,311     1,695
 Accrued compensation and benefits.........................    2,901     2,018
 Accounts receivable.......................................    1,287       676
 Net operating loss carryover..............................   20,505     4,074
 Foreign tax credit carryover..............................   22,305    32,208
 Other, net................................................      212       880
                                                            --------  --------
                                                              69,430    54,436
                                                            --------  --------
 Valuation allowance for deferred tax assets...............  (62,780)  (48,854)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

  The Company has provided a valuation allowance for its net deferred tax assets because of the likelihood that it will not be able to realize those assets during their carry forward or turnaround periods.

  The Company has a net operating loss for federal income tax purposes of $48,000,000 expiring in years through 2011. Additionally, the Company has foreign tax credits of $22,300,000 expiring in years 1997 to 2000.

  For financial reporting purposes, loss before income taxes and equity in income from subsidiaries excluded from the exchange included the following components for the years ended in December:

                                                    1996       1995      1994
                                                  ---------  --------  --------
                                                        (IN THOUSANDS)
     Pretax income (loss):
      United States.............................. $ (42,404) $(11,079) $(21,832)
      Foreign....................................   (16,658)    3,933    (1,119)
                                                  ---------  --------  --------
                                                  $(59,062)  $ (7,146) $(22,951)
                                                  =========  ========  ========

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $23,000,000 at December 29, 1996. Approximately $17,000,000 of those earnings are considered to be indefinitely reinvested. Distribution of foreign earnings, including the cumulative translation adjustment component, would not create a residual U.S. tax liability due to the availability of foreign tax credits to offset U.S. taxes. Withholding taxes of approximately $700,000 would be payable upon the remittance of the portion of the foreign earnings which is considered permanently reinvested.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

 A. DEFINED BENEFIT PLAN

  Substantially all of the Company employees are covered by a contributory defined benefit plan sponsored by the Majority Shareholder. Normal retirement age is 65, but provision is made for earlier retirement. Benefits are based on salary and years of service. Substantially all benefits are paid from funds previously provided to trustees. The Majority Shareholder's funding policy is to make contributions that are consistent with U.S. government cost allowability and Internal Revenue Service deductibility requirements, subject to the full funding limits of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions made by the Majority Shareholder on behalf of the Company's employees are billed to the Company. In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," (SFAS No. 87), the cumulative net difference for all periods since SFAS No. 87 was adopted between amounts contributed to the plan and amounts recorded as net pension cost is recorded in the consolidated balance sheet.

  Net pension cost for the years ended in December, as determined in accordance with SFAS No. 87, was:

                                                     1996     1995     1994
                                                    -------  -------  -------
                                                        (IN THOUSANDS)
      Service cost--benefits accrued during the
       year........................................ $ 2,016  $ 1,954  $ 2,827
      Interest cost on projected benefit
       obligation..................................   2,794    2,756    2,626
      Actual return on plan assets.................  (6,689)  (2,824)  (2,500)
      Net amortization and deferral................   2,916     (341)    (188)
      Employee contributions.......................    (359)    (479)    (554)
                                                    -------  -------  -------
                                                    $   678  $ 1,066  $ 2,211
                                                    =======  =======  =======

  An analysis of the funded status of the plan follows for the years ended in
December:

                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
      Plan assets at fair value.............................. $50,805  $44,716
      Actuarial present value of benefit obligation:
       Vested benefits.......................................  29,946   30,407
       Nonvested benefits....................................   1,118    2,035
                                                              -------  -------
      Accumulated benefit obligation.........................  31,064   32,442
      Effect of future salary increases......................   4,464    3,496
                                                              -------  -------
      Projected benefit obligation...........................  35,528   35,938
                                                              -------  -------
      Plan assets in excess of projected benefit obligation.. $15,277  $ 8,778
                                                              =======  =======
      Consisting of:
       Unrecognized net asset at initial application of SFAS
        No. 87............................................... $   497  $   772
       Unrecognized prior service cost.......................     (49)     (95)
       Unrecognized net gain.................................  12,026    5,120
       Prepaid pension asset.................................   2,803    2,981
                                                              -------  -------
                                                              $15,277  $ 8,778
                                                              =======  =======

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

  Plan assets are comprised of approximately 55% equity securities and 45% fixed income securities including cash equivalents. Actuarial determinations were based on various assumptions as illustrated in the following table. Net pension costs in 1996, 1995 and 1994 were based on assumptions in effect at the end of the respective preceding year. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates.

                                                               1996  1995  1994
                                                               ----  ----  ----
      Discount rate on benefit obligations...................  7.75% 7.50% 8.50%
      Average of full-career compensation increases for those
       employees whose benefits are affected by compensation
       levels................................................  6.00% 6.00% 6.00%
      Expected long-term rate of return on plan assets.......  9.00% 8.80% 8.00%


  Neither the Majority Shareholder nor the Company has any present intention of terminating any of its pension plans. However, if a qualified defined benefit plan is terminated, the Company would be required to vest all participants and purchase annuities with plan assets to meet the accumulated benefit obligation for such participants.

B. RETIREE MEDICAL PLAN

  The Company currently provides medical benefits under a contributory group medical plan sponsored by the Majority Shareholder for certain early (pre-65) retirees and under a noncontributory group Medicare supplement plan for retirees aged 65 and over (post-65) with greater than ten years of service.

  Under the accrual accounting methods of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions," (SFAS No. 106), the present value of the actuarially determined expected future cost of providing medical benefits is attributed to each year of employee service. The service and interest cost recognized each year is added to the accumulated postretiree medical benefit obligation. Net retiree medical benefit costs as determined under SFAS No. 106 for the years ended in December were:

                                                              1996  1995  1994
                                                              ----  ----  ----
                                                              (IN THOUSANDS)
Service cost--benefits earned during the year................ $325  $304  $386
Interest cost on accumulated post retiree medical benefit
 obligation..................................................  492   590   415
Actual return on plan assets................................. (194) (129)  (59)
Net amortization.............................................  (20)  --    --
                                                              ----  ----  ----
                                                              $603  $765  $742
                                                              ====  ====  ====

  The Company has implemented funding approaches to help manage future retiree medical costs. A 401(h) trust established under IRS regulations began receiving funding in 1992. At December 29, 1996, this trust held $2,902,224 in short term investment fund accounts. Earnings on trust assets are recorded as a reduction to annual SFAS No. 106 costs.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

  Under SFAS No. 106, actual medical benefit payments to retirees reduce the Company's accumulated postretiree medical benefit obligation, and any trust funding reduces the unfunded portion of this obligation on the Company's balance sheet. An analysis of the funded status of the retiree medical benefit plan follows for the years ended December:

                                                             1996    1995
                                                            ------  ------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligation:
  Retirees................................................. $4,767  $4,143
  Employees eligible to retire.............................    789     768
  Employees not eligible to retire.........................  1,646   1,875
                                                            ------  ------
Accumulated postretirement benefit obligation..............  7,202   6,786
Plan assets at fair value.................................. (2,902) (2,052)
                                                            ------  ------
Accumulated postretirement benefit obligation in excess of
 plan assets...............................................  4,300   4,734
Unrecognized net loss......................................   (721)   (772)
Unrecognized prior service cost............................    158     178
                                                            ------  ------
Accrued postretirement benefit unfunded liability.......... $3,737  $4,140
                                                            ======  ======

  Actuarial determinations were based on various assumptions, as illustrated in the following table. Net retiree medical costs were based on assumptions in effect at the end of the respective preceding years. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates.

                                                              1996  1995  1994
                                                              ----  ----  -----
      Discount rate.........................................  7.75% 7.50%  8.50%
      Expected long-term rate of return on plan assets......  9.00% 8.80%  8.00%
      Range of medical trend rates:
        Initial:
         Pre-65 retirees....................................  8.00% 8.00% 11.00%
         Post-65 retirees...................................  8.00% 8.00%  6.00%
        Ultimate:
         Pre-65 retirees....................................  4.50% 4.50%  5.00%
         Post-65 retirees...................................  2.00% 2.00%  2.00%

  Long-term medical trend rates are applicable to the calculation of benefit obligations for pre-65 and post-65 retirees after 7 and 12 years, respectively, in 1996, 8 and 13 years, respectively, in 1995 and 20 and 16 years, respectively, in 1994.

  An increase of one percentage point in the assumed medical trend rates would result in a 13.0% increase in accumulated postretirement benefit obligation to $8,135,781 at December 29, 1996, and a 1996 net retiree medical benefit cost under SFAS No. 106 of approximately $740,308. The Company believes that the cost containment features the Majority Shareholder has previously adopted and the funding approaches under way will allow it to effectively manage its retiree medical expenses. The Company and the Majority Shareholder will continue to monitor the costs of retiree medical benefits and may further modify the plans if circumstances warrant.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

C. DEFINED CONTRIBUTION PLAN

  The Company's Majority Shareholder maintains contributory 401(k) savings plans for salaried and hourly employees of the Majority Shareholder and its subsidiaries, which cover substantially all employees. Employees' eligible contributions are matched by the Majority Shareholder at a 50% rate. The Majority Shareholder charged to the Company expenses of $1,131,000, $1,152,000 and $1,446,000 in 1996, 1995 and 1994, respectively, for contributions made on behalf of the Company's employees.

11. STOCK PLANS

A. COMMON STOCK RESERVED

  The following shares of common stock are reserved for issuance at December 29, 1996:

      1996 stock option plan.......................................  2,000,000
      1987 stock option plan.......................................  1,239,000
      Warrants.....................................................    202,500
                                                                    ----------
                                                                     3,441,500
                                                                    ==========

B. STOCK OPTION PLANS

  The Company's Board of Directors has adopted the CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees ("the Plan"). Under the terms of the Plan, eligible key employees can receive options to purchase the Company's common stock or stock appreciation rights at prices not less than the fair value of the Company's common stock at the date of grant. Options and rights granted under the Plan vest over a three year period and expire ten years after the date of grant or six months after termination of employment.

  In connection with its acquisition of Summagraphics Corporation, the Company assumed 705,662 options outstanding under the Summagraphics 1987 Stock Option Plan at prices ranging from $.01 to $9.00 per share and which expire through 2005.

  A summary of changes in stock issuable under employee option plans follows:

                                                                WEIGHTED AVERAGE
                                                       SHARES    EXERCISE PRICE
                                                      --------- ----------------
      Outstanding at December 31, 1995...............       --
       Options assumed through acquisition...........   705,662      $4.48
       Granted.......................................   885,500       1.91
       Exercised.....................................       --         --
       Forfeited.....................................  (132,273)      4.13
                                                      ---------      -----
      Outstanding at December 29, 1996............... 1,458,889      $2.95
                                                      =========      =====

  At December 29, 1996, 613,853 options were exercisable at prices ranging from $.01 to $9.00 a share. The weighted-average remaining contractual life of these options is 6.84 years.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

11. STOCK PLANS (CONTINUED)

pricing model with the following weighted-average assumptions; risk-free interest rate of 6%; dividends yield of 0%; volatility of the expected market price of the Company's common stock of 0.5; and a weighted-average expected life of the option of five years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect on the Company's pro forma information, as compared to the Consolidated Statement of Operations presented herein, for the year ended December 29, 1996 is immaterial. The Company issued no options in 1995.

C. WARRANTS

  The terms of warrant to acquire shares of common stock are as follows at December 29, 1996:

      WARRANTS  PRICE  EXPIRATION DATE
      -------- ------- ---------------
      150,000   $9.00  May 1, 1997
      15,000    $2.00  March 7, 2006
      37,500    $1.75  December 6, 2000
      -------
      202,500
      =======

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

12. FINANCIAL INFORMATION RELATING TO SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

  The Company operates in one industry segment, the manufacture, sale and support of computer graphics products. A summary of the Company's net sales, loss from operations and identifiable assets by geographic area is as follows (in thousands):

                                         YEAR ENDED DECEMBER 29, 1996
                         ---------------------------------------------------------------
                                                                 MAJORITY
                          NORTH              PACIFIC            SHAREHOLDER
                         AMERICA    EUROPE     RIM   ELIMINATED ALLOCATION  CONSOLIDATED
                         --------  --------  ------- ---------- ----------- ------------
Sales to unaffiliated
 customers.............. $ 95,545  $101,405  $38,966  $    --     $   --      $235,916
Transfers between
 geographical areas.....   78,441     6,216      --    (84,657)       --           --
                         --------  --------  -------  --------    -------     --------
Net sales............... $173,986  $107,621  $38,966  $(84,657)   $   --      $235,916
                         ========  ========  =======  ========    =======     ========
Income (loss) from
 operations............. $(40,983) $(18,814) $ 3,562  $    222    $(3,567)    $(59,580)
                         ========  ========  =======  ========    =======     ========
Identifiable assets..... $148,065  $ 95,288  $39,652  $ (6,920)   $   --      $276,085
                         ========  ========  =======  ========    =======     ========
                                         YEAR ENDED DECEMBER 31, 1995
                         ---------------------------------------------------------------
                                                                 MAJORITY
                          NORTH              PACIFIC            SHAREHOLDER
                         AMERICA    EUROPE     RIM   ELIMINATED ALLOCATION  CONSOLIDATED
                         --------  --------  ------- ---------- ----------- ------------
Sales to unaffiliated
 customers.............. $116,921  $122,177  $42,557  $    --     $   --      $281,655
Transfers between
 geographical areas.....   83,579       --       --    (83,579)       --           --
                         --------  --------  -------  --------    -------     --------
Net Sales............... $200,500  $122,177  $42,557  $(83,579)   $   --      $281,655
                         ========  ========  =======  ========    =======     ========
Income (loss) from
 operations............. $(10,087) $  1,974  $ 6,018  $  1,232    $(8,225)    $ (9,088)
                         ========  ========  =======  ========    =======     ========
Identifiable assets..... $145,186  $ 78,966  $15,023  $ (7,611)   $   --      $231,564
                         ========  ========  =======  ========    =======     ========

                                         YEAR ENDED DECEMBER 25, 1994
                         --------------------------------------------------------------
                                                                MAJORITY
                          NORTH             PACIFIC            SHAREHOLDER
                         AMERICA    EUROPE    RIM   ELIMINATED ALLOCATION  CONSOLIDATED
                         --------  -------- ------- ---------- ----------- ------------
Sales to unaffiliated
 customers.............. $130,370  $125,114 $39,064  $    --    $    --      $294,548
Transfers between
 geographical areas.....   77,916       --      --    (77,916)       --           --
                         --------  -------- -------  --------   --------     --------
Net sales............... $208,286  $125,114 $39,064  $(77,916)  $            $294,548
                         ========  ======== =======  ========   ========     ========
Income (loss) from
 operations............. $(21,493) $  2,916 $ 5,042  $    494   $(10,423)    $(23,464)
                         ========  ======== =======  ========   ========     ========
Identifiable assets..... $138,580  $ 83,625 $15,107  $ (9,000)  $    --      $228,312
                         ========  ======== =======  ========   ========     ========

  In determining net income (loss) from operations for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of internal transfer prices set by the Company. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location.

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES

13. SUBSEQUENT EVENT

  Subsequent to December 29, 1996, the Company has entered into discussions with potential buyers concerning the sale of the headquarters facility. Based on these discussions, the Company believes it may realize a gain on the sale of the facility which will be recorded upon closing of the transaction.

14. VALUATION AND QUALIFYING ACCOUNTS

  For the years ending in December 1996, 1995 and 1994, certain supplementary information regarding valuation and qualifying accounts follows (in thousands):

                                  BALANCES AT   CHARGED              BALANCES
                                   BEGINNING  TO COST AND             AT END
DESCRIPTION                        OF PERIOD   EXPENSES   DEDUCTIONS OF PERIOD
-----------                       ----------- ----------- ---------- ---------
Allowance for doubtful
receivables:
  1996...........................   $ 4,102     $  536      $   35    $ 4,603
  1995...........................   $ 3,411     $1,192      $  501    $ 4,102
  1994...........................   $ 3,020     $1,547      $1,156    $ 3,411
Reserves for excess and obsolete
 inventory:
  1996...........................   $26,822     $4,854      $1,283    $30,393
  1995...........................   $29,898     $4,522      $7,598    $26,822
  1994...........................   $28,004     $5,402      $3,508    $29,898

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has no disagreements on accounting or financial disclosure matters with its independent auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

  The Company's Bylaws authorize a Board consisting of such number of Directors as shall be determined by the Board or Stockholders, with the number of Directors currently fixed at eight. In connection with the Exchange, the Company and Lockheed Martin entered into an agreement pursuant to which Lockheed Martin and the Company agreed, among other things, that for so long as Lockheed Martin owns at least 50% of the Common Stock of the Company, at least two-thirds of the members of the Board of Directors will consist of Lockheed Martin designees and at least two directors will be "independent" of both Lockheed Martin and the Company. One position on the Board is currently vacant as a result of the retirement, effective February 28, 1997, of Gary R. Long, the former President and Chief Executive Officer of the Company and a former Director.

  The current Directors of the Company are as follows:

                                                                       DIRECTOR
     NAME                       AGE              POSITION               SINCE
     ----                       ---              --------              --------
Lockheed Martin Designees:
  Peter B. Teets............... 55  Chairman of the Board of Directors   1996
  Gary P. Mann................. 51               Director                1996
  Terry F. Powell.............. 51               Director                1996
  Gerald W. Schaefer........... 49               Director                1996
  Walter E. Skowronski......... 48               Director                1997
Independent Designees:
  Neil A. Knox................. 44               Director                1996
  Kenneth R. Ratcliffe......... 50               Director                1996

  Peter B. Teets, the Chairman of the Board of Directors, has served as President and Chief Operating Officer, Information & Services Sector, Lockheed Martin Corporation, since March 1995. Mr. Teets also served as President, Space Group, Martin Marietta Corporation, from 1993 to 1995. From 1987 to 1993, Mr. Teets served as President, Astronautics Group, Martin Marietta Corporation.

  Gary P. Mann has served as President, Commercial Systems Group, Information & Services Sector, Lockheed Martin Corporation, since February 1996. From March 1995 to January 1996, Mr. Mann served as Vice President, Business Development, Information & Technology Services Sector, Lockheed Martin Corporation. Mr. Mann has also served as Vice President and General Manager, Martin Marietta Information Systems Company, from 1993 to March 1995. From 1991 to 1993, Mr. Mann served as President, Martin Marietta Technical Services.

  Terry F. Powell has served as Vice President, Human Resources, Information & Services Sector, Lockheed Martin Corporation, since March 1995. Mr. Powell has also served as Vice President Human Resources, Lockheed Aeronautical Systems Company, from 1987 to 1995.

  Gerald W. Schaefer has served as Vice President, Finance, Information & Services Sector, Lockheed Martin Corporation, since March 1995. Mr. Schaefer also served as Vice President, Finance, Space Group, Martin Marietta Corporation from 1993 to 1995. From 1989 to 1993, Mr. Schaefer served as Manager, Finance, Aerospace Operations Division, GE Aerospace.

  Walter E. Skowronski has served as Vice President and Treasurer of Lockheed Martin Corporation since March 1995. Mr. Skowronski also served as Vice President and Treasurer of Lockheed Corporation, from 1992 to 1995. From 1990 to 1992, Mr. Skowronski served as Staff Vice President-Investor Relations.

  Neil A. Knox has served as Vice President and General Manager of Sun Microsystems, Internet Products Group, a business unit of Sun Microsystems Computer Company since October 1995. Prior to that time, Mr. Knox served as Vice President of Reseller Channels in Sun Microsystems United States field operations.

  Kenneth R. Ratcliffe has served as a Principal of Rohner Associates, a management consulting firm, since July 1996. Mr. Ratcliffe has also served as President and Chief Operating Officer, PC Connection, Inc., from 1994 to 1995. From 1987 to 1993, Mr. Ratcliffe served as Vice President, Finance and Operations, Apple Computer.

EXECUTIVE OFFICERS

  The current Executive Officers of the Company are as follows:

        NAME         AGE                        POSITION
        ----         --- -----------------------------------------------------
 John J. Millerick.. 48  Interim President and Chief Executive Officer; Senior
                         Vice President and Chief Financial Officer
 James R. Bell...... 55  Senior Vice President, Input Technologies Division
 Winfried Rohloff... 44  Senior Vice President, World Wide Sales, Marketing &
                         Service
 Harold H. Simeroth. 53  Senior Vice President, Digital Imaging Systems
                         Division

  John J. Millerick was appointed interim President and Chief Executive Officer of the Company effective February 28, 1997, in addition to his capacities as Senior Vice President and Chief Financial Officer of the Company in which he has served since August 1996. Mr. Millerick was also Treasurer of the Company from August 1996 until January 1997. Mr. Millerick previously served as Vice President-Finance for Digital Equipment Corporation's Personal Computer Business Unit from December 1994 until August 1995. Before joining Digital, Mr. Millerick served 12 years at Wang Laboratories in several management positions, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

  James R. Bell has been Senior Vice President of the Company's Input Technologies Division (formerly Digitizer Division) since the beginning of 1994. Mr. Bell returned to the Company after serving for nearly two years as Vice President of Business Development for Lockheed Commercial Electronics Co. Mr. Bell first joined the Company in 1983 and was named Vice President of Operations of the former Display Products Division in 1988.

  Winfried Rohloff has been Senior Vice President, Worldwide Sales, Marketing and Service since July 1996. Mr. Rohloff previously served as Vice President Europe from 1994 to 1996 and Director Central Europe from 1993 to 1994. He has also held a variety of other sales and marketing positions since joining the Company in 1980.

  Harold H. Simeroth joined the Company as Senior Vice President, Product Development in November 1995. Before accepting that position, Mr. Simeroth was Vice President of Engineering at Encad for the previous two years. Mr. Simeroth has been in the computer industry since 1969 in a number of key engineering and management positions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, Executive Officers and greater-than ten percent beneficial owners of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 29, 1996 all
Section 16(a) filing requirements applicable to its Directors, Executive Officers and greater-than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following sets forth certain summary compensation information concerning the named Executive Officers for each of the Company's last three fiscal years:

                                                                      LONG TERM
                                      ANNUAL COMPENSATION           COMPENSATION
                                 ------------------------------ ---------------------
                                                                       AWARDS
                                                                ---------------------
                                                                NUMBER OF  NUMBER OF
                                                                SECURITIES SECURITIES
                                                   OTHER ANNUAL UNDERLYING UNDERLYING  ALL OTHER
   NAME AND PRINCIPAL     FISCAL                   COMPENSATION  COMPANY    LOCKHEED  COMPENSATION
      POSITION(1)          YEAR   SALARY   BONUS    (2)(3)(4)   OPTIONS(5) OPTIONS(6)      (7)
------------------------  ------ -------- -------- ------------ ---------- ---------- ------------
Gary R. Long               1996  $250,016      --    $ 24,900    100,000     7,000      $ 12,463
 Chief Executive Officer   1995   265,208 $103,000        --         --      7,000        12,988
 and President..........   1994   248,408   90,000     69,283        --        --         11,924
James R. Bell
 Senior V.P.,              1996   160,061      --      59,867     50,000     3,000         7,774
 Input Technologies        1995   164,519   55,800     36,048        --      2,700         8,497
 Division...............   1994   151,799   48,800    166,685        --        --          7,118
Winfried Rohloff
 Senior V.P.,              1996   207,727   88,718     43,061     50,000     2,700           --
 World Wide Sales,         1995   204,426   72,553        --         --      3,500           --
 Marketing & Service....   1994   192,986   50,300        --         --        --            --
Harold H. Simeroth
 Senior V.P.,              1996   160,004      --      23,534     50,000       500         1,071
 Digital Imaging           1995       --       --         --         --        --            --
 Systems Division.......   1994       --       --         --         --        --            --
James L. Volkmar
 Vice President            1996   152,993      --      10,842        --      3,000       192,940
 North American            1995   142,704   91,600     53,862        --      3,500           --
 Channels...............   1994       --       --         --         --        --            --

--------
(1) Mr. Long retired as an Executive Officer and Director of the Company effective February 28, 1997 and Mr. Volkmar resigned as an Executive Officer of the Company effective September 20, 1996. Mr. Simeroth became an Executive Officer of the Company effective July 23, 1996.

(2) During 1996, certain Executive Officers of the Company received personal benefits from the Company. The cost of the personal benefits furnished to each named Executive Officer with the exceptions of Messrs. Bell, Rohloff and Simeroth did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of that Executive Officer as reported in the above table. The amount reported for Mr. Bell for 1996 includes $38,820 for a car lease buyout payment and $21,047 for tax reimbursements, financial services, airline club memberships, and health club dues. The amount reported for Mr. Rohloff for 1996 includes payments of $20,526 for relocation expenses, $15,510 for tax reimbursements, and $7,025 for Cost of Living Adjustment. The amount reported for Mr. Simeroth for 1996 includes payments of $23,084 for relocation expenses and $450 for airline club memberships. All payments of perquisites and other personal benefits to the named Executive Officers, including relocation expenses, were made in accordance with the Company's policies and procedures.

(3) The amount reported for Mr. Bell for 1995 includes payments of $16,500 for a country club membership and $10,904 for tax reimbursements, health club dues and car telephone expenses. The amount reported for Mr. Volkmar for 1995 represents relocation expenses.

(4) The amount reported for Mr. Long for 1994 includes payments of $67,632 for relocation expenses and $1,651 for financial services and airline club memberships. The amount reported for Mr. Bell for 1994 includes payments of $153,155 for relocation expenses and $13,530 for financial services, health club dues, airline club memberships and the use of a company car.

(5) The referenced options were granted under the Company's 1996 Stock Option Plan for Key Employees and relate to Common Stock of the Company.

(6) The referenced options for 1996 and 1995 were granted under the Lockheed Martin Corporation Amended Omnibus Securities Award Plan and for 1994 under Lockheed Corporation stock option plans, and relate to shares of common stock of Lockheed Martin.

(7) Amounts include Lockheed Martin's (for 1995 and 1996) and Lockheed Corporation's (for 1994) matching contributions under the Lockheed Salaried Employees Savings Plan Plus (401K Plan) for Messrs. Long, Bell, Simeroth, and Volkmar of $29,174, $21,406, $1,071 and $5,028 respectively, and Lockheed Martin's (for 1995 and 1996) and Lockheed Corporation's (for
    1994) contributions to the Lockheed non-qualified supplemental plan for Messrs. Long and Bell of $8,201 and $1,983, respectively. Amounts also include severance payments of $187,912 for Mr. Volkmar.

OPTION GRANTS IN LAST FISCAL YEAR

  The following sets forth certain information concerning individual grants of stock options during the fiscal year ended December 29, 1996 to each of the named Executive Officers by the Company and Lockheed Martin, respectively:

                    INDIVIDUAL GRANTS BY THE COMPANY
------------------------------------------------------------------------
                                                                         POTENTIAL REALIZABLE VALUE
                          NUMBER OF    % OF TOTAL   EXERCISE               AT ASSUMED ANNUAL RATES
                          SECURITIES     OPTIONS     OR BASE             OF STOCK PRICE APPRECIATION
                          UNDERLYING    GRANTED TO    PRICE                  FOR OPTION TERM(3)
                            OPTIONS    EMPLOYEES IN ($/SHARE) EXPIRATION ----------------------------
          NAME            GRANTED (1)  FISCAL YEAR     (2)       DATE         5%            10%
          ----           ------------ ------------- --------- ---------- ------------- --------------
Gary R. Long............   100,000        11.94%      $1.75    08/06/06  $     110,057 $     278,905
James R. Bell...........    50,000         5.97%       1.75    08/06/06         55,029       139,453
Winfried Rohloff........    50,000         5.97%       1.75    08/06/06         55,029       139,453
Harold H. Simeroth......    50,000         5.97%       1.75    08/06/06         55,029       139,453
James L. Volkmar........       --           --          --          --             --            --

(1) No SARS were granted in 1996.
(2) The options were granted under the CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees for a term of 10 years, subject to earlier termination in certain events related to termination of employment, and become exercisable 33% per year beginning one year from the date of grant. Options awarded in 1996 expire six months following termination of employment except in instances of death, disability, layoff or retirement. In the event of death all outstanding options vest immediately and will expire at the end of their remaining term or three years following death, whichever is earlier. In instances of disability, all outstanding options vest immediately and expire on the normal expiration date, ten years following the date of grant. In instances of layoff or early or normal retirement the terms of all outstanding options that have been outstanding for 18 months or more, or which have already vested, will be unaffected by such layoff or retirement. Options outstanding less than 18 months which have not vested will be forfeited. In the event of a change in control of the Company, the options would vest to the extent not already vested.
(3) All options were granted at fair market value (the last sales price for the Company's Common Stock on the trading day previous to the date of grant as reported by NASDAQ).

(4) The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.

                                                                          POTENTIAL REALIZABLE VALUE
                                                                            AT ASSUMED ANNUAL RATES
                                                                          OF STOCK PRICE APPRECIATION
                  INDIVIDUAL GRANTS BY LOCKHEED MARTIN                        FOR OPTION TERM(3)
------------------------------------------------------------------------ -----------------------------
                                     % OF TOTAL
                          NUMBER OF   OPTIONS
                         SECURITIES  GRANTED TO
                         UNDERLYING  EMPLOYEES   EXERCISE OR
                           OPTIONS   IN FISCAL   BASE PRICE   EXPIRATION
          NAME           GRANTED (1)    YEAR    ($/SHARE) (2)    DATE       5%       10%
          ----           ----------- ---------- ------------- ---------- -------- --------
Gary R. Long............    7,000       .37%       $74.125     1/25/06   $326,318 $826,953
James R. Bell...........    3,000       .16%        74.125     1/25/06    139,850  354,408
Winfried Rohloff........    2,700       .14%        74.125     1/25/06    125,866  318,967
Harold H. Simeroth......      500       .03%        74.125     1/25/06     23,308   59,069
James L. Volkmar........    3,000       .16%        74.125     1/25/06    139,850  354,408

--------
(1) No SARs were granted in 1996.

(2) The options were granted under the Lockheed Martin Corporation Omnibus Securities Award Plan for a term of 10 years, subject to earlier termination in certain events related to termination of employment. The options vest and become exercisable in two equal installments on the first and second anniversary dates following the grant. Options awarded in 1996 expire 186 days following termination of employment. The options vest and become exercisable in instances of death, disability, layoff or retirement. In the event of death all outstanding options vest immediately and will expire at the end of their remaining term or three years following death, whichever is earlier. In instances of disability, all outstanding options vest immediately and expire on the normal expiration date, ten years following the date of grant. In instances of layoff all outstanding options will be unaffected by such layoff. In instances of retirement which occurs on or after the first vesting date, options remaining on the second vesting date will vest as though the employee had remained employed through the second vesting date. In the event of a change in control of Lockheed Martin, the options would vest to the extent not already vested.

(3) All options were granted at fair market value (the last sales price for the Lockheed Martin Common Stock on the day previous to the date of grant as reported by the New York Stock Exchange).

(4) The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the SEC, and, therefore, are not intended to forecast possible future appreciation, if any, of Lockheed Martin Common Stock prices.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

  The following sets forth certain information concerning each exercise of stock options during the fiscal year ended December 29, 1996 by each of the named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Executive Officer:

                                             NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                          SHARES                    OPTIONS           IN-THE-MONEY OPTIONS AT
                         ACQUIRED  VALUE      AT FISCAL YEAR-END      FISCAL YEAR-END ($)(2)
                            ON    REALIZED ------------------------- -------------------------
NAME(1)                  EXERCISE  ($)(2)  EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
-------                  -------- -------- ----------- ------------- ----------- -------------
Gary R. Long--Company      --     $   --        --        100,000     $   --       $ 93,800
 -- Lockheed Martin.....   --         --      3,500        10,500      112,420      234,045
James R. Bell--Company     --         --        --         50,000          --        46,900
 -- Lockheed Martin.....   --         --      5,254.5       4,750      160,503      108,335
Winfried Rohloff--
 Company                   --         --        --         50,000          --        46,900
 -- Lockheed Martin.....   --         --      1,750         4,450       56,210      103,123
Harold H. Simeroth--
 Company                   --         --        --         50,000          --        46,900
 -- Lockheed Martin.....   --         --        --            500          --        45,750
James L. Volkmar--
 Company                   --         --        --            --           --           --
 -- Lockheed Martin.....   750     26,719     1,000         4,750       32,120      167,415

--------
(1) The first line next to each Executive Officer's name indicates options to acquire shares of the Company's Common Stock. The second line indicates options to acquire shares of Common Stock of Lockheed Martin.

(2) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options.

PENSION PLAN

  The Executive Officers of the Company named in the Summary Compensation Table set forth above, with the exception of Mr. Rohloff, participate in the Sanders Pension Plan (the "Pension Plan"), which covers all of the Company's Executive Officers and substantially all of the salaried employees of the Company on a contributory basis. Set forth below is a pension table, which shows the estimated annual benefits payable upon retirement for specified earnings and years of service under the Pension Plan. The following information does not apply to Mr. Rohloff who is covered under a pension plan sponsored by the German government.

                                                  YEARS OF SERVICE
                                    --------------------------------------------
FINAL AVERAGE EARNINGS                 15       20       25       30       40
----------------------              -------- -------- -------- -------- --------
$100,000........................... $ 21,912 $ 29,220 $ 35,064 $ 40,908 $ 52,752
 150,000...........................   33,168   44,220   53,064   61,908   79,752
 200,000(1)........................   44,412   59,220   71,064   82,908  106,752
 300,000(1)........................   66,912   89,220  107,064  124,908  160,752
 400,000(1)........................   89,412  119,220  143,064  166,908  214,752
 500,000(1)........................  111,912  149,220  179,064  208,908  268,752

  (1) Benefits payable under the Pension Plan may be limited by Section 401(a)(17) and 415 of the Internal Revenue Code. The maximum annual amount payable under the Pension Plan as of December 29, 1996 in accordance with
Section 415(b) was $120,000 at age 65 for someone born before January 1, 1938.

  Compensation covered by the Pension Plan generally includes, but is not limited to, base salary, executive compensation awards and overtime. The normal retirement age under the Pension Plan is 65, but unreduced early retirement benefits are available at age 62 and reduced benefits are available as early as age 55. The calculation of retirement benefits under the Pension Plan is generally based upon an annual accrual rate, average compensation for the highest five years of the ten years preceding retirement, and the number of years of service. Maximum benefits payable under the Pension Plan are subject to current limits on benefits under the Internal Revenue Code. Except for Messrs. Rohloff and Simeroth, the Executive Officers named in the Summary Compensation Table participate in the Sanders Supplemental Executive Retirement Plan, which provides for the payment of benefits in excess of those limits. Amounts listed in the foregoing table are not subject to any deduction for Social Security benefits or other offsets.

  As of December 29, 1996, the estimated annual benefits payable upon retirement at age 65 for the Executive Officers named in the compensation table, based on continued employment at current compensation levels, are as follows: Mr. Long $89,400 and Mr. Bell $69,362. The years of credited service upon assumed retirement at age 65 for Mr. Long and Mr. Bell were 18.8 and 19.3, respectively.

  Messrs. Long, Bell and Simeroth participated in the Lockheed Salaried Employees Savings Plan Plus (the "Lockheed Savings Plan") which was in effect until December 31, 1996. Under the Lockheed Savings Plan, participants could save 2% to 12% of their base compensation on an after-tax or pretax basis (the "Participant's Contribution"). Lockheed Martin matched 60% of up to the first 8% of compensation contributed on behalf of the employee (the "Matching Contribution").

  Participants in the Lockheed Savings Plan could direct the investment of the Participant's Contribution among four different investment options, of which Lockheed Martin common stock was one option. Prior to January 1, 1996, a participant could not invest more than 25% of the Participant's Contribution in the common stock Fund. Effective January 1, 1996, that limitation was removed. Lockheed Martin's Matching Contribution was invested in Lockheed Martin common stock to the extent determined by the Board of Directors of Lockheed Martin. During certain periods prior to July 1, 1995, 50% of the Matching Contribution was invested in the Lockheed Martin Common Stock Fund and the remaining 50% was invested in the same funds as the Participant's Contribution. Commencing with Matching Contributions made after July 1, 1995, 100% of the Matching Contribution was invested in the Lockheed Martin Common Stock Fund.

  Effective March 27, 1989, the Lockheed Savings Plan was amended to create the Lockheed (ESOP Feature) Trust (the "ESOP Trust") to fund a portion of the Matching Contribution. On April 4, 1989, Lockheed Corporation (predecessor to Lockheed Martin) sold to the ESOP Trust 10,613,458 shares of Lockheed Corporation common stock for an aggregate purchase price of $500 million. The ESOP Trust financed the purchase of the stock through a loan payable over fifteen years. As the loan is repaid, shares of stock are released from a suspense account for allocation to the accounts of participants. The common stock portion of the Matching Contribution is fulfilled, in part, with the stock allocated from the suspense account (approximately 1,200,000 shares of Lockheed Martin common stock per year). The balance of the stock portion of the Matching Contribution is fulfilled through purchases of common stock on the open market or from participants who terminate employment by retirement or otherwise.

  Participant's accounts may be distributed upon termination of employment, except that all or portions of the Matching Contribution are forfeited if the participant terminates employment prior to having earned five years of service except if the termination is on account of retirement, disability, death, commencement of military service or layoff.

  Because of the limitations on annual contributions to the Lockheed Savings Plan contained in the Internal Revenue Code, certain employees are not allowed to elect to contribute the maximum 12 percent of compensation otherwise permitted by the Lockheed Savings Plan. A supplemental savings plan has been established for Lockheed Savings Plan participants affected by these limits. Additional matching contributions that become payable under a Termination Benefits Agreement are also payable through this plan. The supplemental savings plan provides for payment in a lump sum or up to 20 annual installments upon termination of employment, subject to restrictions similar to those contained in the Lockheed Savings Plan, of amounts deferred by the employee in excess of the Internal Revenue Code's deferral limit, the corresponding Matching Contribution (if applicable) and the income on both. All amounts accumulated and unpaid under this supplemental plan must be paid in a lump sum within fifteen calendar days following a change in control, as defined in the plan document.

  Effective January 1, 1997, the Lockheed Savings Plan and the prior Martin Marietta Savings Plan (which was available to employees of the former Martin Marietta Corporation) were consolidated into the Lockheed Martin Salaried Savings Program ("Salaried Savings Program). Participants in the Salaried Savings Program may contribute up to 17% of their base pay through pre-tax or after-tax contributions (a maximum of 16% on a pretax basis). Participants in the Salaried Savings Program can direct the investment of their contributions into ten different investment options, including Lockheed Martin Corporation common stock.

  Lockheed Martin matches 50% of the first 8% of base pay contributed to the Salaried Savings Program. Matching contributions are made in common stock of Lockheed Martin through an employee stock ownership feature. The prior one-year of continuous employment waiting period prior to eligibility has been eliminated so that employees are eligible to join the Salaried Savings Program at the start of their employment by the Company. Matching contributions are 100% vested.

  The Company entered into an agreement with Gary Long on November 8, 1995 under the provisions of the Sanders Supplemental Executive Retirement Plan ("SERP"). Pursuant to this agreement, Mr. Long continued in the employ of CalComp through February 28, 1997 at which time he was eligible for certain SERP benefits, including: (i) one year of salary continuation plus the average of the three prior years' incentive compensation with all benefits and perquisites to which he was entitled as President of the Company continuing;
(ii) payment of a consulting fee equal to 35% of his base salary at retirement for a one-year period following salary continuation; and (iii) a one-time relocation benefit payable within one year of retirement. Mr. Long elected to be paid items(i) and (ii) under the SERP in a lump sum of $404,189, which was paid on February 28, 1997. Additionally, when Mr. Long reaches age 65 on May 18,1997, he will be entitled to certain retirement benefits, including Company retiree life insurance coverage (beginning at $1 million in May, 1997 and decreasing in equal annual increments to $250,000 beginning in May 2002 and continuing at $250,000 until his death), dental coverage and retiree medical plan benefits.

EMPLOYMENT ARRANGEMENTS

  On June 25, 1996, CalComp Inc. and CalComp GmbH (both wholly-owned subsidiaries of the Company) and Mr. Rohloff, entered into an employment agreement with a term ending June 30, 1997. Salary thereunder was payable at the rate of $207,727 per annum through June 30, 1997. The Agreement also entitles Mr. Rohloff to a bonus in the amount of $88,718 for 1996, payable in 1997. Mr. Rohloff's employment agreement also provides for (1) his participation in insurance, retirement, and other employee benefit plans pursuant to his prior employment contract with CalComp GmbH in Germany, (2) payment of a foreign service premium of 10% of base pay for the duration of his assignment in the United States, and (3) reimbursement for travel and related expenses, food and lodging, vehicle, transportation and food and lodging for up to six visits by his spouse in accordance with Company policies.

  The Company has also entered into Change of Control Agreements with Messrs. Simeroth, Bell and Rohloff. Benefits under these agreements are payable if, within 18 months of a "change of control," (1) the officer is involuntarily terminated by the Company or any successor owner (except for terminations for cause), (2) the officer is removed from the position held immediately prior to the change and the effect is a material reduction of status, responsibilities or duties or, the officer's base salary at the time of change of control is reduced and the officer terminates his employment within sixty (60) days after his status or pay is reduced.

  These agreements provide for a lump sum payment to each officer of one and one-half years' annual salary for the period immediately prior to the change of control plus an amount equal to one year's bonus award at the officer's target level, less all statutory deductions. In addition, the agreements provide for lump sum payment for any vacation earned but not taken prior to termination of employment, outplacement assistance at a cost to the Company not to exceed $20,000 and up to 18 months' continuation of the officer's then current medical/dental coverage. In addition, the Company will pay for medical/dental coverage for the officer and his dependents for the first 12 months following the employment termination date or, if earlier, until the officer is eligible for coverage under a health plan of another employer.

  "Change of control" of the Company is defined as the occurrence of any event as a result of which, Lockheed Martin, one or more subsidiaries of Lockheed Martin, or a combination thereof ceases to own or control (directly or indirectly) more than 50% of the voting securities of the Company.

  The Change of Control Agreement entered with Mr. Rohloff also grants Mr. Rohloff the option of electing either the benefits under the terms of his Change of Control Agreement or the benefits that are available to him under German law, but not both.

DIRECTORS COMPENSATION

  Directors, other than employees or officers of the Company or Lockheed Martin, receive $10,000 annually for service on the Board of Directors, $1,000 per Board meeting attended and $500 per committee meeting attended. Directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. Directors who are officers or employees of the Company or Lockheed Martin are not compensated separately for service on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors of the Company during the last fiscal year consisted of Messrs. Powell, Knox, Mann and Ratcliffe, each of whom was a non-employee Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Certain information with respect to (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the current Directors, (iii) each of the Executive Officers listed in the compensation tables herein, and all current Directors and Executive Officers as a group, including the number of shares of the Company's Common Stock beneficially owned by each of them as of February 28, 1997, is set forth below:

                                                                     PERCENT OF
                                                                    OUTSTANDING
                                                     SHARES OF      COMMON STOCK
                  NAME OF INDIVIDUAL                COMMON STOCK    BENEFICIALLY
               OR IDENTITY OF GROUP(1)           BENEFICIALLY OWNED    OWNED
               -----------------------           ------------------ ------------
      Lockheed Martin Corporation
       6801 Rockledge Drive
       Bethesda, MD 20817.......................     40,742,957         86.9%
      Neil A. Knox..............................             --           (2)
      Gary P. Mann..............................             --           (2)
      Terry F. Powell...........................             --           (2)
      Kenneth R. Ratcliffe......................             --           (2)
      Gerald W. Schaefer........................          3,000           (2)
      Walter E. Skowronski......................          2,000           (2)
      Peter B. Teets............................         20,000           (2)
      Gary R. Long(3)...........................             --           (2)
      James R. Bell.............................             --           (2)
      Winfried Rohloff..........................             --           (2)
      Harold H. Simeroth........................             --           (2)
      James L. Volkmar..........................             --           (2)
      All Executive Officers and Directors
       as a Group (11 persons)..................         25,000           (2)

--------
(1) The address for each of the named individuals is c/o CalComp Technology, Inc., 2411 W. La Palma Avenue, Anaheim, California 92803. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

(2) Less than 1% of the outstanding shares of Common Stock.

(3) Mr. Long retired as a Director and as President and Chief Executive Officer of the Company effective February 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  General. Because of Lockheed Martin's beneficial ownership of in excess of 85% of the outstanding shares of the Company's Common Stock, Lockheed Martin is able to elect all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company, including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the incurrence of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities, and the payment of any dividends with respect to the Common Stock. In addition, Lockheed Martin, by virtue of its controlling ownership, has the power to approve matters submitted to a vote of the Company's stockholders (or by written consent in lieu of a meeting) without the consent of the Company's other stockholders; has the power to prevent a change in control of the Company; and could seek to cause the Company to pay dividends, enter into business or financial transactions with Lockheed Martin, sell assets, or take other actions that might be favorable to Lockheed Martin.

  The Company currently has a Board of Directors consisting of seven members. Five members of the Board are officers, directors or employees of Lockheed Martin. Two members of the Board, Messrs. Knox and Ratliffe, are neither directors or officers nor employees of Lockheed Martin, nor officers or employees of the Company. As a result of the February 28, 1997, retirement of Gary R. Long, former President and Chief Executive Officer of the Company, one authorized position on the Board of Directors is vacant. Lockheed Martin has agreed with the Company to use its good faith efforts to continue to cause at least two of the members of CalComp's Board of Directors to be independent of Lockheed Martin and the Company. Subject to this agreement, Lockheed Martin has the ability to change the size and composition of the Company's Board of Directors and committees of the Board.

  Revolving Credit Agreement. In connection with the Exchange, the Company and Lockheed Martin entered into a revolving credit agreement (the "Revolving Credit Agreement") pursuant to which Lockheed Martin agreed to provide, from time to time, financing of up to $28 million for repayment of specified indebtedness and general corporate purposes, including, without limitation, financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement had a term of two years from the date of its execution, but could be terminated (or could have the maximum borrowing limit reduced) after the first anniversary of the July 23, 1996 effective date of the Revolving Credit Agreement, at CalComp's or Lockheed Martin's option, upon at least 120 days' prior written notice of termination, which notice could be given not more than 120 days prior to the first anniversary. On December 20, 1996, the Company and Lockheed Martin amended the Revolving Credit Agreement. The amended Revolving Credit Agreement (the "Amended Revolving Credit Agreement") increased the aggregate amount of borrowings available to the Company under the existing credit line from $33 million to $73 million. The Revolving Credit Agreement had previously been amended effective December 2, 1996 to increase available borrowings under the line from $28 million to $33 million while leaving the original terms and conditions unchanged. The Amended Revolving Credit Agreement also amended the original agreement to provide, among other things, for the following: (i) the addition of CalComp Inc., the Company's wholly-owned subsidiary, as a party; (ii) the grant by the Company and CalComp Inc. to Lockheed Martin of a general security interest in the inventory, accounts, contract rights, general intangibles, chattel paper, equipment and fixtures and the stock of certain of their subsidiaries, securing the borrowings under the line; (iii) revisions to certain financial covenants covering the Company's fixed charge coverage and leverage ratios; and (iv) restrictions on the Company's ability to incur additional debt, make investments and effect acquisitions, absent Lockheed Martin's approval. As of December 29, 1996, the Company has borrowed an aggregate of $28.9 million under the line and expects to continue to use the additional funds available under the increased line to meet working capital, investment and restructuring requirements. There is no required prepayment or scheduled reduction of availability of loans under the Amended Revolving Credit Agreement.

  Loans outstanding under the Amended Revolving Credit Agreement bear interest, at the Company's option, either at (i) a rate per annum equal to the higher of the Federal Funds rate plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York in New York as its "prime" rate or (ii) LIBOR plus 2.0%. In addition, the Company is required to pay Lockheed Martin a commitment fee equal to 0.45% per annum on the amount of the available but unused commitment under the Amended Revolving Credit Agreement. During 1996, the Company had paid Lockheed Martin an aggregate of $0.3 million in interest and loan fees to Lockheed Martin.

  The Amended Revolving Credit Agreement imposes certain negative and affirmative covenants on the Company which limit the Company's ability to incur indebtedness, to pay dividends, or to undertake certain corporate actions (mergers, consolidations, etc.) without the prior approval of Lockheed Martin. The Amended Revolving Credit Agreement also sets forth certain events of default. The events of default include, without limitation, (i) failure to pay interest or principal when due, (ii) material breach of any representation or warranty, (iii) failure to perform certain covenants, (iv) failure to pay other indebtedness when due or breach of any other term contained in other agreements or instruments relating to other indebtedness, (v) commencement of bankruptcy or reorganization proceedings, (vi) an event of default under the Cash Management Facility or (vii) the occurrence of certain events the result of which could reasonably be expected to have a Material Adverse Effect. In the case of an Event of Default, Lockheed Martin may, by notice in writing to the Company, terminate the Amended Revolving Credit Agreement and demand payment of amounts owing thereunder.

  Pursuant to the Amended Revolving Credit Agreement, Lockheed Martin has the right to set off, appropriate and apply against any and all cash transferred from the Company to Lockheed Martin in accordance with the Cash Management Agreement (as defined below) and any and all credits, indebtedness or claims at any time held or owing by Lockheed Martin to or for the credit or account of the Company.

  Cash Management Agreement In connection with the Exchange, the Company and Lockheed Martin entered into a cash management agreement (the "Cash Management Agreement") pursuant to which Lockheed Martin provides cash advances to the Company. The term of the Cash Management Agreement extends from the date of its execution through June 1, 1998, but can be terminated by either party after one year on 90 days' prior written notice. In accordance with the terms of the Cash Management Agreement, excess cash balances of the Company will first be deemed to be a repayment of outstanding principal indebtedness under the Amended Revolving Credit Agreement, with any excess being applied against advances or held as an investment by Lockheed Martin on an overnight basis. The aggregate principal amounts of cash invested with Lockheed Martin will bear interest at a rate per annum equal to the Federal Funds Rate as in effect from time to time. Cash shortfalls, up to $2 million, will be funded by Lockheed Martin on an overnight basis, and will bear interest at a rate per annum equal to the Federal Funds Rate as in effect from time to time. Pursuant to the terms of the Cash Management Agreement, Lockheed Martin will have the right to set off, appropriate and apply against any and all cash transferred from the Company to Lockheed Martin under the Cash Management Agreement and any and all credits, indebtedness or claims at any time held or owing by Lockheed Martin to or for the credit or account of the Company.

  Intercompany Services Agreement In connection with the Exchange, the Company and Lockheed Martin also entered into an intercompany services agreement (the "Services Agreement") with respect to the services to be provided by Lockheed Martin. The Services Agreement provides that Lockheed Martin will furnish to the Company a package of services in exchange for a services fee, which will be determined by Lockheed Martin recognizing to the extent practicable, (i) Lockheed Martin's percentage ownership of the Company, (ii) the Company's requirements for certain services for which CalComp Inc. or the Company was previously charged by Lockheed Martin or other third parties and (iii) costs of obtaining services from third parties that previously were provided to CalComp Inc. by Lockheed Martin. The Services Agreement will expire two years after the date of its execution, but may be terminated by Lockheed Martin, at its option, upon not less than 90 days' prior written notice to the Company, provided that Lockheed Martin no longer owns Common Stock representing more than 50% of all of the issued and outstanding Common Stock of the Company. The Company may terminate the Services Agreement by providing not less than 90 days prior written notice to Lockheed Martin at any time that Lockheed Martin owns less than 25% of all of the issued and outstanding Common Stock of the Company. Consistent with past practices, the method used to determine amounts to be charged the Company will be in accordance with the requirements of Cost Accounting Standard 9904.403 ("CAS 403") "Allocation of Home Office Expenses to Segments." CAS 403 establishes the formulas and criteria for the allocation of home office expenses to organizational segments and is promulgated by the Cost Accounting Standards Board and used by contractors to the United States Government. Lockheed Martin's allocations are reviewed for compliance with the promulgated standards by the Department of Defense. In fiscal 1996, Lockheed Martin billed the Company an aggregate of $2.7 million for certain services provided by Lockheed Martin prior to the Exchange, and subsequent to the Exchange billed the Company approximately $0.9 million under the Services Agreement.

  The services provided by Lockheed Martin under the Services Agreement include certain tax services; corporate control and audit services; insurance planning and advice; health, safety and environmental management services; human resources and employee relations services; legal services; employee benefit plans administration and services; and treasury services.

  The Company has agreed to indemnify Lockheed Martin, except in certain limited circumstances, against liabilities that Lockheed Martin may incur that are caused by or arise in connection with the Company's failure to fulfill its obligations under the Services Agreement.

  In addition to the service agreement fees, the Company has entered into various support agreements with Lockheed Martin to provide, among other things, that Lockheed Martin undertake to provide certain services for and at the request of the Company including, but not limited to, administration of the pension and savings plan, legal and other general administrative services and group medical, liability and workers' compensation insurance. Expenses are allocated to the Company based on actual amounts incurred on behalf of the Company plus estimated overhead related to such amounts. Amounts billed to the Company were $2,988,000 in 1996. Such amounts are allocated to various cost elements in the financial statements based on relevant factors which include headcount and square footage.

  Corporate Agreement The Company and Lockheed Martin also entered into a corporate agreement (the "Corporate Agreement") in connection with the Exchange. Under the terms of the Corporate Agreement, the Company has agreed that, for so long as Lockheed Martin continues to own 50 percent or more of the Common Stock of the Company, the Company will propose, at each election of directors (including elections to fill vacancies) a slate of directors or individual directors such that at least 66 percent of the Board of Directors of the Company is comprised of persons designated by Lockheed Martin. The Corporate Agreement also obligates Lockheed Martin and the Company to use their good faith efforts to cause at least two individual directors of the Company to be independent of both the Company and Lockheed Martin within the meaning of the rules of the New York Stock Exchange regarding who may serve on the audit committee of a company listed on such exchange. Subject to these agreements, Lockheed Martin will be able to elect 100% of the directors for so long as Lockheed Martin owns more than 50% of the combined voting power of the Company.

  In addition, the Corporate Agreement provides that for so long as Lockheed Martin maintains ownership of 50 percent or more of the Common Stock, the Company may not take any action or enter into any commitment or agreement which may reasonably be anticipated to result, with or without notice and with or without lapse of time, or otherwise, in a contravention or event of default by Lockheed Martin of (i) any provision of applicable law or regulation, including, but not limited to provisions pertaining to ERISA, (ii) any provision of Lockheed Martin's Charter or Bylaws, (iii) any credit agreement or other material instrument binding upon any Lockheed Martin entity, or (iv) any judgment, order or decree of any governmental body, agency or court having jurisdiction over any Lockheed Martin entity. Additionally, for so long as Lockheed Martin continues to own 50 percent or more of the Common Stock of the Company, the Company may not take any action reasonably expected to result in a material increase in liabilities required to be included in its consolidated financial statements, nor may it materially increase its obligations under any employee benefit plan, without the prior written consent of Lockheed Martin. The Corporate Agreement also provides that nothing contained in the Corporate Agreement is intended to limit or restrict in any way the ability of Lockheed Martin to control or limit any action or proposed action of the Company, including but not limited to, the incurrence by the Company of indebtedness, based upon Lockheed Martin's internal policies or other factors.

  Registration Rights Agreement In connection with the Exchange, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") with Lockheed Martin. Under the Registration Rights Agreement, until Lockheed Martin or its assignees can sell all of the registrable securities then owned in a single market transaction pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the "Securities Act"), in the case of any proposed registration of shares of capital stock or other securities of the Company, Lockheed Martin or its assignees shall have the right, subject to certain limitations contained therein, to elect to include in such registration statement all or a part of their registrable securities (a "Piggyback Registration").

  Under the Registration Rights Agreement, at any time after the date of the Registration Rights Agreement and from time to time thereafter, Lockheed Martin (or an assignee owning in the aggregate at least 25% of the Common Stock issued to Lockheed Martin as of the date of the execution of the Registration Rights Agreement) may cause the Company to use its best efforts to file a registration statement to register under the Securities Act for sale to the public all or a portion of the registrable securities of Lockheed Martin or its assignees, and thereafter use its best efforts to file any and all amendments as may be necessary to cause the registration statement to be declared effective. The Company will have no obligation, however, to register any securities under the Registration Rights Agreement unless the reasonably anticipated aggregate offering price to the public of such securities, as stated by Lockheed Martin or its assignees in their written registration request, equals or exceeds $15 million. In addition, the Company will have no obligation to file more than three registration statements on a form other than Form S-3 and in no event will it be required to file more than four registration statements in total. The costs and expenses (other than underwriting discounts, commissions and similar payments) of all registrations will be borne by the Company.

  The Registration Rights Agreement contains indemnification and contribution provisions (i) by Lockheed Martin and its assignees for the benefit of the Company and related persons, (ii) by the Company for the benefit of Lockheed Martin and the other persons entitled to effect registrations of Common Stock pursuant to its terms and (iii) related persons.

  Tax Sharing Agreement The Company and Lockheed Martin also entered into a tax sharing agreement (the "Tax Sharing Agreement"), effective the date of the Exchange. Pursuant to the Tax Sharing Agreement, the Company and Lockheed Martin will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company or any refund payable to the Company will be determined as though the Company were to file separate federal, state and local income tax returns (including any amounts determined to be due as a result of a redetermination of the tax liability of Lockheed Martin arising from an audit or otherwise) as the common parent of an affiliated group of corporations filing a consolidated return rather than a consolidated subsidiary of Lockheed Martin. Under the Tax Sharing Agreement, for so long as the Company remains part of the Lockheed Martin combined consolidated group for federal income tax purposes, the Company will be entitled to the benefit of any tax attribute attributable to the Company that could be used by the Company if it were not part of the Lockheed Martin combined consolidated group. At such time as the Company ceases to be included in the Lockheed Martin combined consolidated group for federal income tax purposes, the Company shall no longer be entitled to the benefit of any tax attribute created while part of the Lockheed Martin combined consolidated group that would otherwise have been attributable to the Company.

  In determining the amount of tax sharing payments, Lockheed Martin will prepare a pro forma consolidated return for the Company that reflects the same positions and elections used by Lockheed Martin in preparing the returns for the Lockheed Martin consolidated group. Lockheed Martin will continue to have all the rights of a common parent of a consolidated group, will be the sole and exclusive agent for the Company in any and all matters relating to the income tax liability of the Company, will have sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns (or amended returns), and will have the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim or refund on behalf of the Company. Interest required to be paid by or to the Company with respect to any federal income tax pursuant to the Tax Sharing Agreement shall be computed at the rate and in the manner provided in the Internal Revenue Code of 1986 for interest on underpayments and overpayments, respectively, of federal income tax for the relevant period. Any interest required to be paid by or to the Company with respect to any state or local income tax or franchise tax return shall be computed at the rate and in the manner as provided under the applicable state or local statute for interest on underpayments and overpayments, respectively, of such tax for the relevant period.

  Under the Tax Sharing Agreement, the Company will reimburse Lockheed Martin for any outside legal and accounting expenses incurred by Lockheed Martin in the course of the conduct of any audit or contest regarding the Lockheed Martin consolidated group, and for any other expenses incurred by Lockheed Martin in the course of any litigation relating thereto, to the extent such costs are reasonably attributable to an issue relating to the Company or its subsidiaries; provided, however, that prior to incurring any such expenses, Lockheed Martin shall consult with the Company and shall consider the Company's views with regard to the retention of outside professional assistance.

  The Company believes that the amounts payable by, or charged to, the Company under the terms of the forgoing agreements with Lockheed Martin, taken collectively, are reasonable in the circumstances and are substantially at market rates.

  Vendor and Customer Relationships. Effective May 15, 1996, CalComp Inc. transferred its ownership interest in AGT Holdings, Inc., the parent of Access Graphics Technology, Inc., a computer products distributor ("Access Graphics"), to Lockheed Martin. CalComp Inc. had sold, and the Company continues to sell, computer graphics equipment to Access Graphics for resale. Sales to Access Graphics amounted to $9,055,000 in 1996. It is expected that the customer relationship with Access Graphics will continue. In addition the Company sold products to Lockheed Martin Missile and Space ($913,000), Lockheed Martin Commercial Electronics ($262,000), Lockheed Martin Aeronautical Systems ($185,000), Lockheed Martin Enterprise Information Systems ($148,000), Lockheed Sanders of ($135,000) and to other various Lockheed Martin affiliated companies ( $325,000). The Company believes that such sales were consummated at prices and terms consistent with similar transactions to unrelated third parties. The Company also purchases certain components from Lockheed Martin Commercial Electronics, an affiliate of Lockheed Martin Purchases amounted to $10,059,000, $10,503,000 and $9,755,000 for 1996, 1995 and 1994, respectively. The Company believes these sales were consummated at prices and terms consistent with similar transactions to unrelated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements.

    The following consolidated financial statements of the Company and the report of independent auditors are on pages 17 through 41 hereof.

    Reports of Independent Auditors

    Consolidated Balance Sheets--December 29, 1996 and December 31, 1995

    Consolidated Statements of Operations--Years ended December 29, 1996, December 31, 1995 and December 25, 1994

    Consolidated Statements of Stockholders' Equity--Years ended December 29, 1996, December 31, 1995 and December 25, 1994

    Consolidated Statements of Cash Flows--Years ended December 29, 1996, December 31, 1995 and December 25, 1994

    Notes to Consolidated Financial Statements

  All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

    (2) Lists of Exhibits.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  2      Plan of Reorganization and Agreement for the Exchange of Stock of
         CalComp Inc. for Stock of Summagraphics Corporation by and among
         Lockheed Martin Corporation, a Maryland corporation, CalComp Inc., a
         California corporation, and Summagraphics Corporation, a Delaware corporation, as amended (filed as Exhibit 2 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).
  3.1    Fourth Amended and Restated Certificate of Incorporation of the
         Company (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).
  3.2    Bylaws of the Company (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).
 10.1    Registration Rights Agreement dated as of July 23, 1996 between the
         Company and Lockheed Martin Corporation (filed as Exhibit 10.1 to the
         Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.2    Intercompany Services Agreement dated as of July 23, 1996 between the
         Company and Lockheed Martin Corporation (filed as Exhibit 10.2 to the
         Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.3    Cash Management Agreement dated as of July 23, 1996 between the
         Company and Lockheed Martin Corporation (filed as Exhibit 10.3 to the
         Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.4    Tax Sharing Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation (filed as Exhibit 10.4 to the
         Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.5    Amended and Restated Revolving Credit Agreement dated as of December
         20, 1996 between the Company and Lockheed Martin Corporation (filed as
         Exhibit 99.1 to the Company's Current Report on Form 8-K dated
         December 20, 1996, and incorporated herein by reference).
 10.6    Corporate Agreement dated as of July 23, 1996 between the Company and
         Lockheed Martin Corporation (filed as Exhibit 10.6 to the Company's
         Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.7    CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees
         (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.8    CalComp Technology, Inc. Management Incentive Compensation Plan (filed as Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.9    CalComp Technology, Inc. Deferred Management Incentive Compensation
         Plan (filed as Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.10   Senior Executive Retirement Plan ("SERP") Agreement between Lockheed
         Martin Corporation and Gary R. Long dated November 8, 1995 (filed as
         Exhibit 10.10 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.11   Employment Agreement (with Temporary Assignment Memorandum) between
         Company and Winfried Rohloff dated June 25, 1996 (filed as Exhibit
         10.11 to the Company's Form 10-Q for the quarterly period ended
         September 29, 1996, and incorporated herein by reference).
 10.12   Employment Offer and Agreement between the Company and John J.
         Millerick dated July 12, 1996 (filed as Exhibit 10.12 to the Company's
         Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.13   Selex Mini-Engine OEM Agreement for Cuervo plotters between the
         Company and Selex Systems U.S.A., Inc. dated May 26, 1994 (filed as
         Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.14   Selex Color Mini-Engine Supplement for Sake plotters between the
         Company and Selex Systems U.S.A., Inc. dated January 2, 1995 (filed as
         Exhibit 10.14 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.15   OEM Agreement for Asahi and Absolut plotters between the Company and
         Copyer Co., Ltd. dated September 19, 1996 (filed as Exhibit 10.15 to the Company's Form 10-Q for the quarterly period ended September 29,
         1996, and incorporated herein by reference).
 10.16   OEM Agreement for Model 2700 between the Company and Katsuragawa
         Electric Co., Ltd. dated June 14, 1996 (filed as Exhibit 10.16 to the
         Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.17   OEM Agreement for Model 1220 between the Company and Katsuragawa
         Electric Co., Ltd. dated April 23, 1996 (filed as Exhibit 10.17 to the
         Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
 10.18   Change of Control Termination Benefit Agreement between the Company and Winfried Rohloff dated January 10, 1997.

 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBIT
 -------                        ----------------------
 10.19   Change of Control Termination Benefit Agreement between the Company and Harold H. Simeroth dated December 13, 1997.
 10.20   Change of Control Termination Benefit Agreement between the Company and John J. Millerick dated December 13, 1996.
 10.21   Change of Control Termination Benefit Agreement between the Company and James R. Bell dated December 17, 1996.
 10.22   Agreement and Plan of Reogranization entered into as of November 18,
         1996, by and among the Company, CalComp Acquisition Sub, Inc., Topaz
         Technologies, Inc., Andreas Bibl, Deane Gardner and John Higginson
         (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K
         dated November 18, 1996, and incorporated herein by reference).
 21      Subsidiaries
 23      Consent of Independent Auditors
 27      Financial Data Schedule

                              REPORTS ON FORM 8-K

  Reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended December 29, 1996 were as follows:

    See Forms 8-K dated:
    November 18, 1996 filed on November 18, 1996 (Item 5. Other Events) December 20, 1996 filed on December 28, 1996 (Item 5. Other Events)

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, CALCOMP TECHNOLOGY, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       Calcomp Technology, Inc.

                                       By:        /s/ John J. Milleric
                                          ------------------------------------
                                                    John J. Millerick
                                           President, Chief Executive Officer;
                                            Senior Vice President, and Chief
                                                    Financial Officer

March 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF CALCOMP TECHNOLOGY, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

            SIGNATURE                               TITLE                      DATE
            ---------                               -----                      ----
   /s/ John J. Millerick             President, Chief Executive Officer   March 27, 1997
-----------------------------------  (Principal Executive Officer),
      John J. Millerick              Senior Vice President and Chief
                                     Financial Officer (Principal
                                     Financial and Accounting Officer)

       /s/ Peter B. Teets            Chairman of the Board of Directors
-----------------------------------                                       March 27, 1997
         Peter B. Teets

        /s/ Gary P. Mann             Director                             March 27, 1997
-----------------------------------
          Gary P. Mann

      /s/ Terry F. Powell            Director                             March 27, 1997
-----------------------------------
         Terry F. Powell

     /s/ Gerald W. Schaefer          Director                             March 27, 1997
-----------------------------------
        Gerald W. Schaefer

        /s/ Neil A. Knox             Director                             March 27, 1997
-----------------------------------
          Neil A. Knox

   /s/ Kenneth R. Ratcliffe          Director                             March 27, 1997
-----------------------------------
      Kenneth R. Ratcliffe

    /s/ Walter E. Skowronski         Director                             March 27, 1997
-----------------------------------
       Walter E. Skowronski