Form 10-Q
period 1997-03-30
CALCOMP TECHNOLOGY INC
filed 1997-05-13
CIK 818470

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1997

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

               YES  X                           NO
                  ----                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                    Outstanding at April 25, 1997
     ---------------------                    -----------------------------

         $.01 par value                                 46,898,650

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                         ------------------------------



PART I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements                                                  Page
                                                                                          ----
                    Condensed Consolidated Balance Sheets for the periods
                    ended March 30, 1997 and December 29, 1996                            1

                    Condensed Consolidated Statements of Operations
                    for the three months ended March 30, 1997 and March 31, 1996          2

                    Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 30, 1997 and March 31, 1996          3

                    Notes to Condensed Consolidated Financial Statements                  4


          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             8


PART II. OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K                                      11

          Signatures                                                                      12

                            CALCOMP TECHNOLOGY, INC.
                     Condensed Consolidated Balance Sheets

                                                                   March 30,     December 29,
                                                                      1997           1996
                                                                  (Unaudited)
                                                                  ------------   ------------
                                                                        (In thousands)
ASSETS:
Current Assets:
  Cash                                                            $  14,357        $  15,290
  Accounts receivable, net                                           48,851           48,230
  Accounts receivable from affiliates, net                            3,373            3,929
  Inventories (Note 3)                                               60,590           57,765
  Net assets held for sale                                           15,119           15,119
  Prepaids and other current assets                                   5,122            5,866
                                                                  ---------        ---------
Total Current Assets                                                147,412          146,199

Property, plant and equipment, net                                   27,116           26,891
Goodwill, net                                                        81,004           82,080
Other assets                                                         19,185           20,915
                                                                  ---------        ---------
Total Assets                                                      $ 274,717        $ 276,085
                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                                                $  24,274        $  27,554
  Deferred revenue                                                    9,639            9,217
  Accrued restructuring costs                                         4,969            9,355
  Accrued reorganization costs                                        5,132            5,595
  Other accrued liabilities                                          10,201           10,871
  Line of credit                                                        ---            2,948
  Other current liabilities                                          20,668           19,428
                                                                  ---------        ---------
Total Current Liabilities                                            74,883           84,968

Other long-term liabilities                                           9,193            9,733
Line of credit with Majority Shareholder (Note 4)                    48,679           28,880

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized          ---              ---
  Common stock,$.01 par value, 60,000,000 shares authorized,
     46,898,650 shares issued on March 30, 1997 and
     December 29, 1996                                                  469              469
  Additional paid-in capital                                        286,860          286,860
  Accumulated deficit                                              (151,446)        (141,957)
  Cumulative translation adjustment                                   6,544            7,597
  Less: Treasury stock, at cost, 49,000 shares                         (465)            (465)
                                                                  ---------        ---------
Total Stockholders' Equity                                          141,962          152,504
                                                                  ---------        ---------
Total Liabilities and Stockholders' Equity                        $ 274,717        $ 276,085
                                                                  =========        =========

     See accompanying notes to condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.
                Condensed Consolidated Statements of Operations
                -------------------------------------
                                  (Unaudited)

                                                        Three Months Ended
                                                    ---------------------------

                                                     March 30,      March 31,
                                                        1997           1996
                                                    ------------   ------------
                                                          (In thousands)
NET REVENUE                                         $    60,523    $    55,852
COST APPLICABLE TO REVENUE                               48,596         41,383
                                                    -----------    -----------
   Gross Profit                                          11,927         14,469
EXPENSES:
  Selling                                                10,960         11,710
  Research and development                                3,638          5,071
  General and administrative                              4,635          4,236
  Corporate expenses from Majority Shareholder              725          2,306
                                                    -----------    -----------
LOSS FROM OPERATIONS                                     (8,031)        (8,854)
Interest expense                                           (881)           ---
Other (expense) income, net                                (284)           640
                                                    -----------    -----------
LOSS BEFORE INCOME TAXES                                 (9,196)        (8,214)
Provision for income taxes                                  293            901
                                                    -----------    -----------
NET LOSS                                            $    (9,489)   $    (9,115)
                                                    ===========    ===========

Net loss per share of common stock (Note 5)              $(0.20)        $(0.22)
                                                    ===========    ===========
Weighted-average shares outstanding                  46,898,650     40,742,957
                                                    ===========    ===========





           See accompanying notes to condensed consolidated financial statements

                           CALCOMP TECHNOLOGY, INC.
                Condensed Consolidated Statements of Cash Flows
                    ---------------------------------------
                                  (Unaudited)


                                                               THREE MONTHS ENDED
                                                            ------------------------
                                                             MARCH 30,    MARCH 31,
                                                               1997          1996
                                                            -----------   ----------
                                                                 (In thousands)
OPERATING ACTIVITIES:
Net loss                                                       $(9,489)      $(9,115)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                  2,520         2,432
  Restructuring payments                                        (4,386)          ---
  Reorganization costs                                            (463)          ---
  Investee income                                                  (97)         (117)
  Net changes in operating assets and liabilities               (3,792)        6,210
                                                               -------       -------
      Net cash used in operating activities                    (15,707)         (590)
INVESTING ACTIVITIES:
Purchase of property, plant and equipment                       (1,427)       (2,278)
Proceeds from disposition of property, plant
   and equipment                                                   245            22
                                                               -------       -------
      Net cash used in investing activities                     (1,182)       (2,256)
FINANCING ACTIVITIES:
Proceeds from line of credit with Majority Shareholder          19,799           ---
Reduction in revolving credit line                              (2,948)          ---
Net cash received from Majority Shareholder                        ---         2,523
                                                               -------       -------
      Net cash provided by financing activities                 16,851         2,523
Effect of exchange rate changes on cash                           (895)          (90)
                                                               -------       -------
Change in cash                                                    (933)         (413)
Cash at beginning of quarter                                    15,290        14,574
                                                               -------       -------
Cash at end of quarter                                         $14,357       $14,161
                                                               =======       =======
Supplementary disclosures of cash flow information:
  Net income taxes (received) paid                             $  (392)      $   829
  Interest paid                                                $   699       $     0

     See accompanying notes to condensed consolidated financial statements

                            CALCOMP TECHNOLOGY, INC.
              Notes to Condensed Consolidated Financial Statements
              --------------------------------------------------
                                March 30, 1997
                     ------------------------------------
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1997, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

It is suggested that the financial statements be read in conjunction with the information contained in the company's Annual Report for the year ended December 29, 1996 on Form 10-K, filed with the Securities and Exchange Commission.

2. MERGER OF SUMMAGRAPHICS CORPORATION WITH CALCOMP, INC.

CalComp Technology, Inc. (the "Company") completed a Plan of Reorganization (the "Exchange")for the exchange of Stock of CalComp Inc. for Stock of Summagraphics Corporation as of July 23, 1996. Pursuant to the Exchange, the Company issued to Lockheed Martin Corporation ("Majority Shareholder") 40,742,957 shares of Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. As a result of the Exchange, Lockheed Martin Corporation acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company changed its name from Summagraphics Corporation to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

The purchase was accounted for as a "reverse acquisition" whereby CalComp Inc. was deemed to have acquired CalComp Technology, Inc. (formerly Summagraphics Corporation) for financial reporting purposes. However, CalComp Technology, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the three month period ended March 31, 1996, are the consolidated financial statements of CalComp Inc. and differ from the consolidated financial statements of the Company previously reported.

3. INVENTORIES

Inventories as of March 30, 1997 and December 29, 1996 are as follows:

                                              March 30,   December 29,
                                                1997          1996
                                              ---------   ------------
                                                   (in thousands)
  Raw materials and purchased components        $15,491        $16,719
  Work in process                                 1,077            628
  Finished goods                                 44,022         40,347
                                                -------        -------
                                                $60,590        $57,765
                                                =======        =======


4. LINE OF CREDIT AND CASH MANAGEMENT AGREEMENTS WITH MAJORITY SHAREHOLDER

Revolving Credit Agreement: In July 1996, the Company and the Majority Shareholder entered into a Revolving Credit Agreement, which was subsequently amended and restated ("Agreement"), pursuant to which the Majority Shareholder will provide from time to time, financing of up to $73,000,000 for repayment of specified indebtedness and general corporate purposes including, without limitation, financing the working capital needs of the Company and its subsidiaries. Among other things the Agreement provides for a grant of a general security interest in the Company's assets to the Majority Shareholder. The Agreement has a termination date of July 22, 1998, however, the commitment of the Majority Shareholder to make loans to the Company may be canceled, with 120 days prior written notice, by the Majority Shareholder at any time after the first anniversary date of the Agreement dated December 20, 1996.

The Agreement bears interest, at the Company's option, at either (1) a rate per annum equal to the higher of the federal funds rate as published in the Federal Reserve System plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York as its "prime" rate or (2) LIBOR plus 2.0%. The Agreement contains certain negative and affirmative covenants. As of March 30, 1997 the Company was in compliance with all such covenants. There is no required prepayment or scheduled reduction of availability of loans under the Agreement.

Cash Management Agreement: Additionally, in July 1996, the Company and the Majority Shareholder entered into a cash management agreement, whereby the Majority Shareholder will provide cash advances up to $2,000,000 to the Company for cash shortfalls. This agreement has a termination date of June 1, 1998 and bears interest rates equal to the Federal Funds Rates.

As of March 30, 1997 the Company has an aggregate balance of $48,679,000 on the Revolving Credit and Cash Management Agreements, with interest rates ranging from 7.4% to 7.6%.

5. PER SHARE DATA

Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding because their inclusion would be anti-dilative or decrease the loss per share amount otherwise computed. In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under current guidance. SFAS No. 128 is effected for financials statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the new statement. Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.


6. SUBSEQUENT EVENT

Subsequent to March 30, 1997, the Company entered into a purchase and sale agreement, subject to certain conditions, for the sale of its headquarters facility in Anaheim, California. At this time there can be no assurance that these conditions will be met and the transaction completed. The proposed terms of this agreement include, among other things, the option to lease back a portion of the facility for a one year period with an option to extend for a second year. Based on the current terms of the agreement the Company believes it will realize a gain on the sale of the facility should the transaction be completed under the terms stipulated in the purchase and sale agreement. Such gain would be recognized upon finalization of the transaction.

7. CONTINGENCIES

Legal: On November 18, 1996, the Company acquired all the outstanding common stock of Topaz Technologies Inc. ("Topaz"), a privately held company in Sunnyvale, California. Topaz is a developer and manufacturer of a proprietary inkjet printing technology.

A complaint was filed on January 25, 1997, by Raster Graphics, Inc., ("Raster Graphics") against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the former "Topaz Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleges, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the Former Topaz Shareholders who founded Raster Graphics in 1987 and while there participated in the development of certain inkjet technology. The complaint seeks unspecified compensatory damages, punitive damages, costs and injuctive relief. The Company believes that the inkjet technology developed by Topaz is proprietary to Topaz and is not based on Raster Graphics technology, and that this suit is without merit.

The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of these matters will have a material adverse effect on its financial position or results of operations taken as a whole.

Environmental Matters: In 1988, the Company submitted a plan to the California Regional Water Quality Control Board (the Water Board) relating to its facility in Anaheim, California. This plan contemplates site assessment and monitoring of soil and ground water contamination. The Company's plan includes monitoring of several ground water sampling wells at the site. No remediation has been ordered or is considered probable of being ordered and therefore no liability has been recorded for any such activities. Due to the nature of the contingency, management is unable to estimate a possible range of cost that might be incurred should remediation be required.

Effective January 1, 1997, the Company adopted the America Institute of Certified Public Accountants' Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities." In addition to providing a nonauthoritative discussion of major federal legislation dealing with environmental matters, SOP 96-1 also provides authoritative guidance on certain accounting issues relative to the recognition, measurement, display and disclosures of enviromental remediation liabilities. The impact of the adoption of this SOP was not material to the Company's consolidated results of operations, financial position or disclosures.

                           CALCOMP TECHNOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

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

Revenues

Net revenues for the quarter ended March 30, 1997 were $60.5 million, as compared to $55.9 million for the same period in 1996. Product revenues were up 18% while service revenues were down by 26% versus the same period in 1996. Product revenues for the quarter were favorably impacted by the addition of the Summagraphics' cutter and digitizer product lines and the Summagraphics' CAD Warehouse business. Service revenues continued to decline as a result of the drop in after-market service contract sales resulting from the decline in hardware sales during recent periods and the transition to lower cost products, which traditionally do not capture the same level of service contract revenue as higher cost products.

Gross Profit

Gross profit as a percentage of net revenue was 20% for the first quarter, compared to 26% for the first quarter of 1996. This decline was primarily attributable to: continued competitive pricing pressure; continued shift in the mix of products sold towards lower cost, lower margin products; the phase out of mature, end of life products at reduced selling prices; and the continued deterioration in service gross margins primarily due to decreased service revenues without corresponding cost reductions.

The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins.

Operating Expenses:

Operating expenses decreased 14% for the first quarter of 1997 versus 1996 representing 33% of net revenue for the period versus 42% in the prior year. These operating expense reductions were primarily the result of cost reduction and restructuring actions taken during mid and late 1996. Selling expenses declined to 18% of net revenue from 21% primarily from the benefits of facility and staffing consolidations. Development expenses declined to 6% of net revenue from 9% primarily from the benefits of staffing and cost reductions resulting from the Company's decision to narrow its focus to its new technologies. General and administrative expenses remained unchanged at 8% of net revenue with staffing and facilities expense reductions offset by increases in expenses relating to new management information systems and increases in goodwill and intangible amortization expenses resulting from the Summagraphics and Topaz acquisitions. Corporate expenses from the Majority Shareholder decreased to $0.7 million or to 1% of net revenue for the period versus 4% in the prior year as a result of Lockheed Martin's decision to discontinue its practice of interest allocation to affiliates.

Other Income/Expense

Other expense for the first quarter was $0.3 million versus other income of $0.6 million for the same quarter in 1996. The 1997 first quarter expense resulted primarily from foreign exchange losses of $0.3 million in the quarter due to the continuing strength of the U.S. dollar and its impact on the Company's international subsidiaries' U.S. dollar denominated liabilities. The prior year income resulted primarily from interest income of $0.5 million on tax refunds received which did not occur during the same period in 1997.

Income Taxes

Income taxes were $0.3 million for the first quarter versus $0.9 million for the same quarter last year. These taxes result primarily from the provision for foreign taxes related to the company's profitable foreign locations.

Liquidity and Capital Resources

When possible, the Company finances its working capital needs and capital expenditure requirements from internally generated funds. At March 30, 1997, the Company had cash of $14.4 million, consisting primarily of foreign cash balances.

During the three months ended March 30, 1997, the Company used $15.7 million in operations mainly to fund its $9.5 million net loss, net of depreciation and amortization of $2.5 million, and to fund $4.4 million in payments relating to the company's restructuring announced in the fourth quarter of 1996. In addition, the Company used $1.2 million for investing activities primarily related to expenditures for investments in property, plant and equipment. Those uses of cash were offset by cash provided by financing activities of $16.9 million primarily relating to funds borrowed from the Company's Majority Shareholder totaling $19.8 million, pursuant to the Revolving Credit Agreement and Cash Management Agreement ("Credit Agreements")

In connection with these Credit Agreements, the Company has access to $75 million of general purpose financing. The Credit Agreements contain typical covenants with respect to the conduct of the Company's business and require the maintenance of various financial balances and ratios. As of March 30, 1997, the Company was in compliance with all such covenants. The Company has utilized $48.7 million of amounts available under its Credit Agreements, a substantial portion of which was used to finance costs associated with integrating the Summagraphics operations with those of CalComp including the partial replacement of preexisting Summagraphics' debt.

During the first three months of 1997, the Company spent $0.2 million for the implementation of new management information systems. It expects to spend an additional $2.2 million during the remainder of 1997 to complete this implementation. At March 30, 1997, the Company had no other significant commitments for capital expenditures. The company anticipates that cash generated from operations, disposition of its headquarters facility, and funds available under the Credit Agreements should be sufficient to fund the Company's anticipated operating needs for the foreseeable future.

Restructuring

During the fourth quarter of 1996, the Company incurred a one time restructuring charge of $21.0 million consisting of $10.9 million for the write-down of the Company's headquarters facility to its estimated fair market value, in anticipation of sale, lease termination and fixed asset disposition costs of $3.2 million related to the company exiting from certain facilities, and severance costs of $6.9 million associated with the elimination of 285 positions worldwide. During the first quarter of 1997, payouts of approximately $4.4 million were made against these accruals to cover severance actions and the elimination and consolidation of facilities occurring during the period.

Subsequent to March 30, 1997, the Company entered into a purchase and sale agreement, subject to certain conditions, for the sale of its headquarters facility in Anaheim, California. At this time there can be no assurance that those conditions will be met and the transaction completed. The proposed terms of this agreement include, among other things, the option to lease back a portion of the facility for a one year period with an option to extend for a second year. Based on the current terms of the agreement the Company believes it will realize a gain on the sale of the facility should the transaction be completed under the terms stipulated in the purchase and sale agreement. Such gain would be recognized upon finalization of the transaction.

This Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve risks and uncertainties. The forward looking statements in this Report on Form 10-Q have been made subject to the safe harbor protections provided by Sections 27A and 21E.

                            CALCOMP TECHNOLOGY, INC.

                          PART II    OTHER INFORMATION
              ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) Exhibits - The following exhibits are included herein:

          10.23 Termination Agreement between the Company and John C. Batterton dated March 7, 1997.

          10.24 Change of Control Termination Benefit Agreement between the Company and John C. Batterton dated March 7, 1997.

          27     Financial data schedule

      (b) Reports on Form 8-K:

                 None

                            CALCOMP TECHNOLOGY, INC.

                                   Signatures
                                 -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALCOMP TECHNOLOGY, INC
                                          -----------------------
                                                (Registrant)






Date: May 12, 1997


                                                          /s/ JOHN C. BATTERTON
                                                          ----------------------
                                                               John C. Batterton
                                           President and Chief Executive Officer


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