Form 10-Q
period 1997-06-29
CALCOMP TECHNOLOGY INC
filed 1997-08-08
CIK 818470

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 1997

                                OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transaction period from__________ to ___________

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

               YES   [X]                          NO  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock               Outstanding at July 25, 1997
     ---------------------               ----------------------------

        $ .01 par value                            46,898,650

                   CALCOMP TECHNOLOGY, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                         ------------------------------



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          Page
                                                                            ----
              Condensed Consolidated Balance Sheets for the periods ended
              June 29, 1997 and December 29, 1996..........................   1

              Condensed Consolidated Statements of Operations for the three
              and six months ended June 29, 1997 and June 30, 1996.........   2

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 29, 1997 and June 30, 1996.................   3

              Notes to Condensed Consolidated Financial Statements.........   4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   8


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................   11

     Signatures...........................................................   12


                            CALCOMP TECHNOLOGY, INC.
                     Condensed Consolidated Balance Sheets

                                --------------

                                                     June 29,      December 29,
                                                       1997            1996
                                                   (Unaudited)
                                                  --------------   ------------
ASSETS:                                                   (In thousands)
Current Assets:
  Cash                                                $   8,568       $  15,290
  Accounts receivable, net                               42,533          48,230
  Accounts receivable from affiliates, net                3,420           3,929
  Inventories (Note 3)                                   57,740          57,765
  Net assets held for sale (Note 6)                         ---          15,119
  Prepaids and other current assets                       3,286           5,866
                                                      ---------       ---------
Total Current Assets                                    115,547         146,199
Property, plant and equipment, net                       28,733          26,891
Goodwill, net                                            82,522          82,080
Other assets                                             19,644          20,915
                                                      ---------       ---------
Total Assets                                          $ 246,446       $ 276,085
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                                    $  19,470       $  27,554
  Deferred revenue                                        8,556           9,217
  Accrued restructuring costs                             4,000           9,355
  Accrued reorganization costs (Note 2)                   7,056           5,595
  Other accrued liabilities                               9,393          10,871
  Line of credit                                            ---           2,948
  Line of credit with Majority Shareholder
   (Note 4)                                              36,611             ---
  Other current liabilities                              19,149          19,428
                                                      ---------       ---------

Total Current Liabilities                               104,235          84,968
Other long-term liabilities                               8,445           9,733
Line of Credit with Majority Shareholder (Note
 4)                                                         ---          28,880
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized                                               ---             ---
  Common stock,$.01 par value, 60,000,000 shares
   authorized, 46,898,650 shares issued on June 29,
   1997 and December 29, 1996                               469             469
  Additional paid-in capital                            286,860         286,860
  Accumulated deficit                                  (158,771)       (141,957)
  Cumulative translation adjustment                       5,673           7,597
  Less: Treasury stock, at cost, 49,000 shares             (465)           (465)
                                                      ---------       ---------
Total Stockholders' Equity                              133,766         152,504
                                                      ---------       ---------
Total Liabilities and Stockholders' Equity            $ 246,446       $ 276,085
                                                      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                            CalComp Technology, Inc.
                Condensed Consolidated Statements of Operations

                     -------------------------------------

                                  (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                  --------------------------         --------------------------
                                                    June 29,       June 30,           June 29,         June 30,
                                                     1997            1996               1997            1996
                                                  -----------    -----------         -----------    -----------
                                                          (In Thousands, except share and per share data)
NET REVENUE                                       $    52,060    $    46,954         $   112,583    $   102,806
Cost applicable to revenues                            41,824         39,285              90,420         80,668
                                                  -----------    -----------         -----------    -----------
  Gross Profit                                         10,236          7,669              22,163         22,138
EXPENSES:
  Selling                                               9,556         11,718              20,516         23,428
  Research and development                              5,628          5,027               9,266         10,098
  General and administrative                            6,297          4,105              10,932          8,341
  Corporate expenses from Majority Shareholder            725             56               1,450          2,362
  Gain on disposal of facility (Note 6)                (5,873)           ---              (5,873)           ---
                                                  -----------    -----------         -----------    -----------
LOSS FROM OPERATIONS                                   (6,097)       (13,237)            (14,128)       (22,091)
Interest expense                                       (1,130)           ---              (2,011)           ---
Other (expense) income, net                               136            102                (148)           742
                                                  -----------    -----------         -----------    -----------
LOSS BEFORE INCOME TAXES                               (7,091)       (13,135)            (16,287)       (21,349)
Provision for (Benefit of) income taxes                   234           (283)                527            618
                                                  -----------    -----------         -----------    -----------
NET LOSS                                          $    (7,325)   $   (12,852)        $   (16,814)   $   (21,967)
                                                  ===========    ===========         ===========    ===========
NET LOSS PER SHARE OF COMMON STOCK                $     (0.16)   $     (0.32)        $     (0.36)   $     (0.54)
WEIGHTED-AVERAGE SHARES OUTSTANDING                46,898,650     40,742,957          46,898,650     40,742,957

     See accompanying notes to condensed consolidated financial statements.

                            CalComp Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                              Six Months Ended
                                                                      -----------------------------------
                                                                      June 29, 1997         June 30, 1996
                                                                      -------------         -------------
                                                                                (In thousands)
Operating activities:
Net loss                                                              $(16,814)                $(21,967)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                          5,939                    4,612
  Gain on disposal of facility                                          (5,873)                      --
  Restructuring payments                                                (5,355)                      --
  Reorganization payments                                               (1,679)                      --
  Investee income                                                         (523)                    (383)
  Net changes in operating assets and liabilities                       (3,850)                  10,415
                                                                      --------                 --------
Net cash used in operating activities                                  (28,155)                  (7,323)
Investing activities:
Net Proceeds on disposal of facility                                    21,121                       --
Purchase of property, plant and equipment                               (4,678)                  (2,267)
Proceeds from disposition of property, plant and equipment                 635                       66
Dividends received                                                         168                      311
                                                                      --------                 --------
Net cash provided (used) by investing activities                        17,246                   (1,890)
Financing activities:
Proceeds from line of credit with Majority Shareholder                   7,731                       --
Repayment of revolving credit line                                      (2,948)                      --
Net cash received from Majority Shareholder                                 --                    8,889
                                                                      --------                 --------
Net cash provided by financing activities                                4,783                    8,889
Effect of exchange rate changes on cash                                   (596)                    (136)
                                                                      --------                 --------
Change in cash                                                          (6,722)                    (460)
Cash at beginning of period                                             15,290                   14,574
Cash at end of period                                                 $  8,568                 $ 14,114
                                                                      ========                 ========
Supplementary disclosures of cash flow information:
  Net income taxes (received) paid                                    $   (361)                $     93
  Interest paid                                                       $  2,116                 $     --


     See accompanying notes to condensed consolidated financial statements

                            CalComp Technology, Inc.
              Notes to Condensed Consolidated Financial Statements
               --------------------------------------------------
                                 June 29, 1997
                      ------------------------------------
                                  (Unaudited)
1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

  It is suggested that the financial statements be read in conjunction with the information contained in the Company's Annual Report on Form 10-K, for the year ended December 29, 1996, filed with the Securities and Exchange Commission.

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

  The purchase was accounted for as a "reverse acquisition" whereby CalComp Inc. was deemed to have acquired CalComp Technology, Inc. (formerly Summagraphics Corporation) for financial reporting purposes. However, CalComp Technology, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the three month and six periods ended June 30, 1996, are the consolidated financial statements of CalComp Inc. and differ from the consolidated financial statements of the Company previously reported.

  During the three-month period ended June 29, 1997, the purchase price allocation for the exchange was adjusted to reflect differences between the current and preliminary estimate of costs incurred to terminate facility leases and to reflect actual costs incurred related to various acquisition liabilities. The purchase price allocation adjustment resulted in an adjustment to increase goodwill by $3,140,000.

3. Inventories

  Inventories, net of reserves, as of June 29, 1997 and December 29, 1996 are as follows:

                                              June 29,      December 29,
                                                1997           1996
                                              --------      ------------
                                                  (in thousands)
  Raw materials and purchased components       $13,601      $ 16,719
  Work in process                                  853           699
  Finished goods                                43,286        40,347
                                               -------      --------
                                               $57,740      $ 57,765
                                               =======      ========

4. Line of Credit and Cash Management Agreements with Majority Shareholder

  Revolving Credit Agreement: In July 1996, the Company and the Majority Shareholder entered into a Revolving Credit Agreement, which was subsequently amended and restated ("Agreement"), pursuant to which the Majority Shareholder will provide, from time to time, financing of up to $73,000,000 for repayment of specified indebtedness and general corporate purposes including, without limitation, financing the working capital needs of the Company and its subsidiaries. Among other things the Agreement provides for a grant of a general security interest in the Company's assets to the Majority Shareholder. The Agreement has a termination date of July 22, 1998, however, the commitment of the Majority Shareholder to make loans to the Company may be canceled, with 120 days prior written notice, at any time after the first anniversary date of the Agreement dated December 20, 1996.

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

  Cash Management Agreement: Additionally, in July 1996, the Company and the Majority Shareholder entered into a cash management agreement, whereby the Majority Shareholder will provide cash advances up to $2,000,000 to the Company for cash shortfalls. This agreement has a termination date of June 1, 1998 and bears interest at the Federal Funds Rate.

  As of June 29, 1997 the Company has an aggregate balance of $36,611,000 on the Revolving Credit and Cash Management Agreements, with an interest rate of 7.7%.

5. Per Share Data

  Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding because their inclusion would be anti-dilutive or decrease the loss per share amount otherwise computed. In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under current guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the new statement. Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.

6. Disposal of Headquarters Facility

  On June 24, 1997, the Company completed the sale of its 27.9 acre headquarters facility, including ten buildings, in Anaheim, California, to Lincoln Property Company, Inc. of Dallas, Texas, and D.L.J. Real Estate Capital Partners for $21.5 million, less associated costs to sell. During the fourth quarter of 1996, the Company had previously estimated it would incur a loss on the facility and had written the facility down to its then current appraised value of $15.1 million. As a result of this write-down and the subsequent sale of the facility for $21.5 million, less associated costs to sell, the Company recognized a gain on the sale of $5.9 million.

  Under terms of the transaction, the Company will lease back approximately 138,500 square feet of space, or two of the ten buildings located on the property, for one year, with an option to continue the lease for an additional year. The sale of the Anaheim property is part of the Company's previously announced program to reduce operating expenses and streamline its infrastructure.

  Proceeds from the sale of the property were used to reduce outstanding borrowings under a line of credit the Company has with the Majority Shareholder.

7. Contingencies

  Legal: On November 18, 1996, the Company acquired all the outstanding common stock of Topaz Technologies, Inc. ("Topaz"), a privately held company in Sunnyvale, California. Topaz is a developer and manufacturer of a proprietary inkjet printing technology.

  A complaint was filed on January 25, 1997 by Raster Graphics, Inc. ("Raster Graphics"), against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the former "Topaz Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleged, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the former Topaz Shareholders who founded Raster Graphics in 1987 while they participated in the development of certain inkjet technology. On April 18, 1997, Raster Graphics filed an amended complaint, dismissing its claims against the Company and amending the complaint to focus on technology relating to a test fixture that had been developed at Raster Graphics. The complaint seeks unspecified compensatory damages, punitive damages, costs and injunctive relief. The Company continues to believe that the inkjet printing technology developed by Topaz is proprietary to Topaz and is not based on Raster Graphics technology, and that this suit is without merit.

  The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of these matters will have a material adverse effect on its financial position or results of operations taken as a whole.

  Environmental Matters: In connection with the sale of the Company's headquarters facility in Anaheim, California, the Company has agreed to remain obligated to address certain environmental conditions, which existed at the site, prior to the closing of the sale, if remediation is required by appropriate governmental authorities. In addition, Lockheed Martin, the Company's Majority Shareholder has guaranteed the performance of the Company under this environmental agreement. The Company's environmental status to date includes the 1988 submision of a plan to the California Regional Water Quality Control Board (the Water Board) relating the Company's facility in Anaheim. This plan includes continuing monitoring of several ground water sampling wells at the site. No remediation has been ordered to date by the Water Board and, therefore, no liability has been recorded for any such activities. Due to the nature of the contingency, management is unable to estimate a possible range of costs, if any, that may be incurred should remediation be required. The Company is currently conducting a study to evaluate possible remediation techniques in the event of any future governmental requirements.

  Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities." In addition to providing a nonauthoritative discussion of major federal legislation dealing with environmental matters, SOP 96-1 also provides authoritative guidance on certain remediation liabilities. The impact of the adoption of this SOP was not material to the Company's consolidated results of operations, financial position or disclosures.

                           CalComp Technology,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

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

  During the quarter ended June 29, 1997, the purchase price allocation for the Exchange was adjusted to reflect differences between the current and preliminary estimate of costs incurred to terminate facility leases and to reflect actual costs incurred related to various acquisition liabilities. The purchase price allocation revision resulted in an adjustment to increase goodwill by $3.1 million.

Revenues

  Net revenues for the quarter ended June 29, 1997 were $52.1 million as compared to $47 million for the same period in 1996, an increase of 11%. Product and services revenues increased 13% and 1%, respectively, versus the same period in 1996. Product revenues for the quarter were favorably impacted by the addition of the Summagraphics' Cutter and Digitizer product lines and the Summagraphics' CAD Warehouse business. Service revenues declined to 17% of total revenue during the period versus 19% during the prior period due primarily to the transition to lower cost products, which traditionally do not capture the same level of service contract revenue as higher cost products, and a lower rate of service contract renewals as older generation products were retired from service.

  Net revenues for the six months ended June 29, 1997 were $112.6 million as compared to $102.8 million for the same period in 1996, an increase of 9.5%. Product revenues were up 16% while service revenues were down by 15% versus the same period in 1996. The increase in product revenue was primarily associated with the acquisition of the Summagraphics' Cutter and Digitizer product lines and the CAD Warehouse business. Service contract revenues were down for the six months for the same reasons discussed above for the quarter.

Gross Profit

  Gross profit as a percentage of net revenue was 20% for the second quarter of 1997, compared to 16% for the second quarter of 1996. The improvement in margin versus the prior year relates primarily to improved exchange rates on yen denominated purchases during the period which lowered cost of goods sold, as well as discounting of selling prices in the prior year to counter competitive end of life pricing, which was not required during the current period. On a year to date basis, gross profit for 1997 was 20% of net revenue versus 22% for the comparable period in the prior year. This decrease was primarily attributable to: continued competitive pricing pressure; continued shift in the mix of products sold towards lower cost, lower margin products; the phase out of mature, end of life products at reduced selling prices; and the continued deterioration in service gross margins primarily due to decreased service revenues without corresponding cost reductions.

  The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins.

Operating Expenses:

  Expenses for the quarter decreased 22% or $4.6 million to $16.3 million, compared to the prior year quarter, primarily due to the recognition of the one time gain of $5.9 million from the sale of the Company's headquarters facility during the period. Excluding such gain, expenses increased 6% or $1.3 million for the quarter.

  Selling expenses as a percentage of net revenue declined to 18% for the second quarter and first six months compared to 25% and 23% of net revenues for the second quarter and first six months of 1996, respectively, primarily from the benefits of facility and staffing consolidations as well as reductions in advertising and marketing expenditures.

  Development expenses as a percentage of net revenue were 11% for the second quarter and 8% for the first six months of 1997, compared to 11% for the second quarter and 10% for the first six months of 1996, respectively. The quarter to quarter spending, while substantially flat, reflects increases in spending associated with the Company's focus on new inkjet technologies substantially offset by spending reductions in mature technologies.

  General and administrative expenses increased as a percentage of net revenue to 12% for the second quarter and 10% for the first six months of 1997 as compared to 9% for the second quarter and 8% for the first six months of 1996, respectively, primarily attributable to: increases in expenses relating to new management information systems; increases in goodwill and intangible amortization expenses resulting from the Summagraphics and Topaz acquisitions; and relocation and facility consolidation expenses required as a result of the sale of the headquarters facility; partially offset by expense reductions resulting from cost reduction and restructuring actions taken during 1996 and 1997. Corporate expenses decreased to $0.7 million for the quarter and $1.5 million year to date, or to 1% of net revenues for the period, versus 2% in the prior year as a result of decreases in expense allocations to the Company by its Majority Shareholder.

Interest Expense

  Interest expense was $1.1 million for the quarter and $2.0 million year to date, representing 2% of net revenues for the periods, while there was no interest expense for the same periods in the prior year. This is a result of borrowings during the first half of 1997 not required in the prior year.


Income Taxes

  Income taxes were $0.2 million for the second quarter versus an income tax benefit of $0.3 million for the same quarter last year. Income taxes for the first six months of 1997 were $0.5 million versus $0.6 million for the same period in 1996. These taxes result primarily from provision of foreign taxes for profitable foreign locations.

Liquidity and Capital Resources


  When possible, the Company finances its working capital needs and capital expenditure requirements from internally generated funds. At June 29, 1997, the Company had cash of $8.6 million consisting primarily of foreign cash balances.

  During the six months ended June 29, 1997, the Company used $28.2 million in operations primarily to fund its $16.8 million net loss, net of depreciation and amortization and gain on disposal of facility, and $7.0 million in payments relating to the Company's reorganization and restructuring plans announced in 1996. In addition, the Company used $4.7 million for investments in plant and equipment and $2.9 million to repay preexisting Summagraphics debt. Those uses of cash were funded primarily by borrowings from the Company's Majority Shareholder of $7.7 million, pursuant to the Revolving Credit Agreement and Cash Management Agreement ("Credit Agreements") and $21.1 million in net proceeds from the sale of the Company's headquarters facility in Anaheim, California.

  In connection with these Credit Agreements, the Company has access to $75 million of general purpose financing. The Credit Agreements contain typical covenants with respect to the conduct of the Company's business and require the maintenance of various financial balances and ratios. As of June 29, 1997, the Company was in compliance with all such covenants. As of June 29, 1997, the Company has utilized $36.6 million of amounts available under its Credit Agreements.

  During the first six months of 1997, the Company spent $0.7 million in the implementation of its management information systems and $3.4 million for new equipment to support its new line of large format digital imaging products. It expects to spend $1.0 million during the remainder of 1997 on its management information systems and an additional $2.0 million on equipment to support its new line of large format digital imaging products. The Company anticipates that cash generated from operations and funds available under the Credit Agreements should be sufficient to fund the Company's anticipated operating needs for the foreseeable future.

Restructuring

  During the fourth quarter of 1996, the Company incurred a one time restructuring charge of $21.0 million consisting of $10.9 million for the write down of the Company's headquarters facility to its estimated fair market value, lease termination and fixed asset disposition costs of $3.2 million related to the company exiting from certain facilities, and severance costs of $6.9 million associated with the elimination of 285 positions worldwide. Year to date, the Company has spent $5.4 million against these accruals to cover primarily severance actions and the elimination and consolidation of facilities occurring during the period.

  In June 1997, the Company completed the sale of its 27.9 acre headquarters facility in Anaheim, California for $21.5 million, less associated costs to sell. During the fourth quarter of 1996, the Company had previously estimated it would incur a loss on the facility and had written the facility down to its then current appraised value of $15.1 million. As a result of this write-down and the subsequent sale of the facility, the Company recognized a gain on the sale of $5.9 million. Pursuant to the transaction, the Company will lease back approximately 138,500 square feet of space for one year, with an option to extend for a second year. Proceeds from the sale of the property were used to reduce outstanding borrowings under the Credit Agreements with the Company's Majority Shareholder. The sale of the Anaheim property is part of the Company's previously announced program to reduce operating expenses and streamline the Company's infrastructure.

  This Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve risks and uncertainties. The forward looking statements in this Report on Form 10-Q have been made subject to the safe harbor protections provided by Sections 27A and 21E.

                            CalComp Technology, Inc.

                        PART II.      OTHER INFORMATION
                        -------------------------------


Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits - The following exhibits are included herein:

             10.25 Headquarters Lease Agreement dated as of June 24, 1997 between the Company and Lincoln - RECP Anaheim OPCO, LLC.

             10.26 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 4, 1997 between the Company and Lincoln Property Company, N.C., Inc.

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

                                                         CALCOMP TECHNOLOGY, INC
                                                         -----------------------
                                                               (Registrant)






Date: August 8, 1997


                                                           /s/ John C. Batterton
                                                           ---------------------
                                                               John C. Batterton
                                           President and Chief Executive Officer


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