Form 10-Q
period 1997-09-28
CALCOMP TECHNOLOGY INC
filed 1997-11-12
CIK 818470

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            [_] FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-16071

                               ----------------

                           CALCOMP TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    06-0888312
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

        2411 W. LA PALMA AVENUE,                              92803
           ANAHEIM, CALIFORNIA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                (714) 821-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               ----------------

                               Yes [X]   No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS OF COMMON STOCK  OUTSTANDING AT OCTOBER 24, 1997
        $.01 par value                 47,069,950

                            CALCOMP TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets as of September 28, 1997
          (unaudited) and December 29, 1996...............................     1
         Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 1997 and September 29, 1996
          (unaudited).....................................................     2
         Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 1997 and September 29, 1996
          (unaudited).....................................................     3
         Notes to Condensed Consolidated Financial Statements (unaudited).     4
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     7

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders..............    11
 Item 6. Exhibits and Reports on Form 8-K.................................    11
 Signatures................................................................   12

                            CALCOMP TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 28, DECEMBER 29,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
                                                           (IN THOUSANDS)
ASSETS:
Current Assets:
  Cash..............................................   $  4,913      $ 15,290
  Accounts receivable, net..........................     36,977        48,230
  Accounts receivable from affiliates, net..........      2,230         3,929
  Inventories (Note 3)..............................     53,734        57,765
  Net assets held for sale (Note 6).................        --         15,119
  Prepaids and other current assets.................      2,784         5,866
                                                       --------      --------
    TOTAL CURRENT ASSETS............................    100,638       146,199
Property, plant and equipment, net..................     28,656        26,891
Goodwill, net.......................................     81,502        82,080
Other assets........................................     19,357        20,915
                                                       --------      --------
    TOTAL ASSETS....................................   $230,153      $276,085
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable..................................   $ 18,956      $ 27,554
  Deferred revenue..................................      7,590         9,217
  Accrued restructuring costs.......................      2,672         9,355
  Accrued reorganization costs (Note 2).............      7,247         5,595
  Other accrued liabilities.........................      7,594        10,871
  Line of credit....................................        --          2,948
  Line of credit with Majority Shareholder (Note 4).     45,274           --
  Other current liabilities.........................     21,748        19,428
                                                       --------      --------
    TOTAL CURRENT LIABILITIES.......................    111,081        84,968
Other long-term liabilities.........................      8,613         9,733
Line of Credit with Majority Shareholder (Note 4)...        --         28,880

STOCKHOLDERS' EQUITY
  Preferred stock, $0.1 par value, 5,000,000 shares
   authorized, none issued..........................        --            --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 47,017,700 and 46,898,650 shares
   issued on September 28, 1997 and December 29,
   1996, respectively...............................        470           469
  Additional paid-in capital........................    287,165       286,860
  Accumulated deficit...............................   (182,510)     (141,957)
  Cumulative translation adjustment.................      5,799         7,597
  Treasury stock, at cost, 49,000 shares............       (465)         (465)
                                                       --------      --------
  TOTAL STOCKHOLDERS' EQUITY........................    110,459       152,504
                                                       --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......   $230,153      $276,085
                                                       ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                         --------------------------- ---------------------------
                         SEPTEMBER 28, SEPTEMBER 29, SEPTEMBER 28, SEPTEMBER 29,
                             1997          1996          1997          1996
                         ------------- ------------- ------------- -------------
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET REVENUE.............  $   47,336    $   65,564    $  159,919    $  168,370
Cost applicable to
 revenues...............      45,360        49,759       135,780       130,427
                          ----------    ----------    ----------    ----------
  Gross Profit..........       1,976        15,805        24,139        37,943
EXPENSES:
  Selling...............       8,705        13,320        29,221        36,748
  Research and
   development..........       7,592         5,784        16,858        15,882
  General and
   administrative.......       6,714         6,571        17,646        14,912
  Corporate expenses
   from Majority
   Shareholder..........         725         1,094         2,175         3,456
  Gain on disposal of
   facility (Note 6)....         --            --         (5,873)          --
                          ----------    ----------    ----------    ----------
LOSS FROM OPERATIONS....     (21,760)      (10,964)      (35,888)      (33,055)
Interest expense........        (845)          --         (2,920)          --
Other (expense) income,
 net....................        (909)          443          (993)        1,185
                          ----------    ----------    ----------    ----------
LOSS BEFORE INCOME
 TAXES..................     (23,514)      (10,521)      (39,801)      (31,870)
Provision for income
 taxes..................         225           213           752           831
                          ----------    ----------    ----------    ----------
NET LOSS................  $  (23,739)   $  (10,734)   $  (40,553)   $  (32,701)
                          ==========    ==========    ==========    ==========
NET LOSS PER SHARE OF
 COMMON STOCK...........  $    (0.51)   $    (0.24)   $    (0.86)   $    (0.78)
WEIGHTED-AVERAGE SHARES
 OUTSTANDING............  46,943,435    44,119,613    46,913,578    41,868,509


     See accompanying notes to condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                    ---------------------------
                                                    SEPTEMBER 28, SEPTEMBER 29,
                                                        1997          1996
                                                    ------------- -------------
                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss..........................................    $(40,553)     $(32,701)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................       9,100         8,732
  Gain on disposal of facility....................      (5,873)          --
  Restructuring payments..........................      (6,683)          --
  Reorganization payments.........................      (1,988)          --
  Investee income.................................        (913)         (825)
  Net changes in operating assets and liabilities.       7,232          (545)
                                                      --------      --------
    Net cash used in operating activities.........     (39,678)      (25,339)

INVESTING ACTIVITIES:
Net proceeds on disposal of facility..............      21,121           --
Purchase of property, plant and equipment.........      (6,071)       (5,377)
Proceeds from disposition of property, plant and
 equipment........................................         867            59
Dividends received................................         168           311
Cash acquired in connection with purchase.........         --          2,801
                                                      --------      --------
    Net cash provided by (used for) investing
     activities...................................      16,085        (2,206)

FINANCING ACTIVITIES:
Proceeds from line of credit with Majority
 Shareholder......................................      16,394         5,873
Repayment of revolving line of credit.............      (2,948)          --
Issuance of common stock..........................         306           --
Net cash received from Majority Shareholder.......         --         22,085
                                                      --------      --------
    Net cash provided by financing activities.....      13,752        27,958
Effect of exchange rate changes on cash...........        (536)         (200)
                                                      --------      --------
Net change in cash................................     (10,377)          213
Cash at beginning of period.......................      15,290        14,574
                                                      --------      --------
Cash at end of period.............................    $  4,913      $ 14,787
                                                      ========      ========
Supplementary disclosures of cash flow
 information:
  Net income taxes (received) paid................    $   (263)     $  1,091
  Interest paid...................................    $  2,948      $     41


     See accompanying notes to condensed consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 28, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 28, 1997, are not necessarily indicative of the results that may be expected for the Company's fiscal year ended December 28, 1997, or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

  It is suggested that the financial statements be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, filed with the Securities and Exchange Commission.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about its operating segments in financial statements for both interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Corporation's consolidated results of operations, cash flows or financial position, but is expected to increase the level of disclosure of segment information.

  In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. SFAS No. 128 requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under current guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be restated to conform to the provisions of the new statement. Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.

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

2. MERGER OF SUMMAGRAPHICS CORPORATION WITH CALCOMP, INC.

  CalComp Technology, Inc. (the "Company") completed a Plan of Reorganization (the "Exchange") for the exchange of stock of CalComp Inc. for stock of Summagraphics Corporation as of July 23, 1996. Pursuant to the Exchange, the Company issued to Lockheed Martin Corporation ("Majority Shareholder") 40,742,957 shares of Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. As a result of the Exchange, Lockheed Martin Corporation acquired control of the Company and CalComp Inc.

                           CALCOMP TECHNOLOGY, INC.

                              SEPTEMBER 28, 1997
                                  (UNAUDITED)

2. MERGER OF SUMMAGRAPHICS CORPORATION WITH CALCOMP, INC.--(CONTINUED)

became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company changed its name from Summagraphics Corporation to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

  The purchase was accounted for as a "reverse acquisition" whereby CalComp Inc. was deemed to have acquired CalComp Technology, Inc. (formerly Summagraphics Corporation) for financial reporting purposes. However, CalComp Technology, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the three month and nine month periods ended September 29, 1996, are the consolidated financial statements of CalComp Inc. and differ from the consolidated financial statements of the Company previously reported.

  During the nine months ended September 28, 1997, the purchase price allocation for the exchange was adjusted to reflect differences between the current and preliminary estimate of costs incurred to terminate facility leases and to reflect actual costs incurred related to various acquisition liabilities. These purchase price allocation adjustments resulted in an increase to goodwill of $3,640,000.

3. INVENTORIES

  Inventories, net of reserves, are as follows:

                                                      SEPTEMBER 28, DECEMBER 29,
                                                          1997          1996
                                                      ------------- ------------
                                                            (IN THOUSANDS)
      Raw materials and purchased components.........    $13,932      $16,719
      Work in process................................        654          699
      Finished goods.................................     39,148       40,347
                                                         -------      -------
                                                         $53,734      $57,765
                                                         =======      =======

4. LINE OF CREDIT AND CASH MANAGEMENT AGREEMENTS WITH MAJORITY SHAREHOLDER

  Revolving Credit Agreement: In July 1996, the Company and the Majority Shareholder entered into a Revolving Credit Agreement, which was subsequently amended and restated ("Agreement"), pursuant to which the Majority Shareholder will provide, from time to time, financing of up to $73,000,000 for repayment of specified indebtedness and general corporate purposes including, without limitation, financing the working capital needs of the Company and its subsidiaries. Among other things, the Agreement provides for a grant of a general security interest in all the Company's assets to the Majority Shareholder. The Agreement has a termination date of July 22, 1998, however, the commitment of the Majority Shareholder to make loans to the Company may be canceled, with 120 days prior written notice, at any time after December 20, 1997.

  The Agreement bears interest, at the Company's option, at either (1) a rate per annum equal to the higher of the Federal Funds Rate as published in the Federal Reserve System plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York as its "prime" rate or (2) LIBOR plus 2.0%. The Agreement contains certain negative and affirmative covenants. As of September 28, 1997, the Company was in breach of certain financial covenants. On October 28, 1997, the Majority Shareholder waived compliance by the Company of these financial covenants as of September 28, 1997. The Company and the

                            CALCOMP TECHNOLOGY, INC.

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

4. LINE OF CREDIT AND CASH MANAGEMENT AGREEMENTS WITH MAJORITY SHAREHOLDER-- (CONTINUED)

Majority Shareholder are currently in discussions regarding amending the Revolving Credit Agreement to, among others, permit compliance with these covenants in future quarters. There is currently no required prepayment or scheduled reduction of availability of loans under the Agreement.

  Cash Management Agreement: Additionally, in July 1996, the Company and the Majority Shareholder entered into a cash management agreement whereby the Majority Shareholder will provide cash advances up to $2,000,000 to the Company for cash shortfalls. This agreement has a termination date of June 1, 1998 and bears interest at the Federal Funds Rate.

  As of September 28, 1997, the Company had a net balance of $45,274,000 on the Revolving Credit and Cash Management Agreements, with an interest rate of 7.7% on the Revolving Credit Agreement and 5.4% on the Cash Management Agreement.

5. PER SHARE DATA

  Net loss per share has been calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding because their inclusion would be anti-dilutive or decrease the loss per share amount otherwise computed.

6. DISPOSAL OF HEADQUARTERS FACILITY

  On June 24, 1997, the Company completed the sale of its 27.9 acre headquarters facility, including ten buildings, in Anaheim, California, to Lincoln Property Company, Inc. of Dallas, Texas and D.L.J. Real Estate Capital Partners for $21.5 million, less associated costs to sell. During the fourth quarter of fiscal 1996, the Company had previously estimated it would incur a loss on the facility and had written the facility down to its then current appraised value of $15.1 million. As a result of this write-down and the subsequent sale of the facility for $21.5 million, less associated costs to sell, the Company recognized a gain on the sale of $5.9 million.

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

7. CONTINGENCIES

  Legal: On November 18, 1996, the Company acquired all the outstanding common stock of Topaz Technologies, Inc. ("Topaz"), a privately held company in Sunnyvale, California. Topaz is a developer and manufacturer of a proprietary inkjet printing technology. A complaint was filed on January 25, 1997 by Raster Graphics, Inc. ("Raster Graphics"), against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the former "Topaz Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleged, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster

                           CALCOMP TECHNOLOGY, INC.

                              SEPTEMBER 28, 1997
                                  (UNAUDITED)

7. CONTINGENCIES--(CONTINUED)

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

  A complaint was filed on October 14, 1997 by Wacom Co., Ltd. and Wacom Technology Corp. against CalComp Inc., a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that CalComp Inc.'s sale of ULTRASLATE digitizer tablets infringes U.S. Patent Nos. 4,878,553 (now Reexamination Certificate #3325), 5,028,745 and 4,999,461 and infringes Wacom's common law trademark ULTRAPEN. Wacom has requested preliminary and permanent injunctive relief against continued infringement of the first two patents, pre-judgment interest and, among other things, has requested profits for actual damages for trademark infringement, with interest, costs and punitive damages, and an award of its attorneys' fees and costs. The Company, although it has not completed its investigation of these allegations, does not believe that any of the allegations made by Wacom in this suit have merit, and intends to defend itself against all of the claims.

  The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of any of these matters will have a material adverse effect on its consolidated financial position or results of operations taken as a whole.

  Environmental Matters: In connection with the sale of the Company's headquarters facility in Anaheim, California, the Company has agreed to remain obligated to address certain environmental conditions which existed at the site, prior to the closing of the sale, if remediation is required by appropriate governmental authorities. In addition, Lockheed Martin, the Company's Majority Shareholder, has guaranteed the performance of the Company under this environmental agreement. The Company's environmental status to date includes the 1988 submission of a plan to the California Regional Water Quality Control Board (the Water Board) relating to the Company's facility in Anaheim, California. This plan includes continual monitoring of several ground water sampling wells at the site. No remediation has been ordered to date by the Water Board. However, the company is currently conducting a study to evaluate possible remediation techniques in the event of any future governmental requirements. Based on this evaluation, and the Company's continued monitoring of the various ground water sampling wells at the site, the Company believes that any remediation, if requested by the Water Board, would not be material to the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

  On July 23, 1996, Summagraphics Corporation ("Summagraphics") and CalComp Inc. ("CalComp"), a wholly-owned subsidiary of Lockheed Martin Corporation, effected a plan of reorganization for the exchange of CalComp stock for Summagraphics stock, after which Summagraphics changed its name to CalComp Technology, Inc. (the "Company"). The newly reorganized company adopted a fiscal year ending on the last Sunday of December. For accounting purposes, CalComp was treated as the acquiring company. Therefore, the financial statements for the prior year periods are those of CalComp and reflect the Company's acquisition of Summagraphics as of July 23, 1996.

                           CALCOMP TECHNOLOGY, INC.

                              SEPTEMBER 28, 1997
                                  (UNAUDITED)

  During fiscal 1997, the purchase price allocation for the Exchange was adjusted to reflect differences between the current and preliminary estimate of costs incurred to terminate facility leases and actual costs incurred related to various acquisition liabilities. These purchase price allocation revisions resulted in an adjustment to increase goodwill by $3.6 million.

 Revenues

  Net revenues for the quarter ended September 28, 1997 were $47.3 million as compared to $65.6 million for the same period in 1996, a decrease of 28%. The decline in revenue resulted primarily from decreases in demand due to the maturity of the Company's output products versus new product offerings of the competition and the associated price reductions necessary to maintain market position and prepare for the introduction of the Company's new CrystalJet product line. In addition, the reduced revenue can be attributed to lower service revenues, resulting from the transition by customers to lower cost products which traditionally do not capture the same level of service contract revenue as higher cost products, and a lower rate of service contract renewals as older generation products are retired from service.

  Net revenues for the nine months ended September 28, 1997 were $159.9 million as compared to $168.4 million for the same period in 1996, a decrease of 5%. The decrease in year-to-date revenue compared with fiscal 1996 resulted primarily from the lower plotter and service revenue as discussed for the quarterly results above, partially offset by increases in sales of Cutter and Digitizer products, resulting from the Company's acquisition of Summagraphics' in the third quarter of the prior year.

 Gross Profit

  Gross profit as a percentage of net revenue was 4% for the third quarter of 1997, compared to 24% for the third quarter of 1996. On a year-to-date basis, gross profit was 15% of net revenue versus 23% for the comparable period in the prior year. The significant decrease in gross profit as a percentage of sales resulted primarily from additional reserves established during the quarter for end-of-life products. Specifically, the Company initiated its transition plan to rationalize existing output product lines and accelerate the end-of-life process for those products that will no longer be offered to customers as a result of the introduction of a new generation of inkjet products based on CalComp's proprietary CrystalJet technology. The gross margin as a percentage of revenue, before these one time adjustments, was 19% for the quarter and on a year-to-date basis. In addition, gross profit was impacted by continued competitive pressure on the Company's mature end-of-life output product lines combined with the continued shift in the mix of products sold towards lower cost, lower margin products and the deterioration in service gross margins, primarily due to decreased service revenues without corresponding cost reductions.

  The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins.

 Operating Expenses

  Operating expenses for the quarter decreased 11%, or $3.1 million, to $23.7 million, compared to the prior year quarter of $26.8 million. On a year-to-date basis, operating expenses decreased 15%, or $11.0 million, to $60.0 million, compared to $71.0 million for the prior year period, primarily due to the recognition of a one time gain of $5.9 million from the sale of the Company's headquarters facility during the second quarter of 1997.

                           CALCOMP TECHNOLOGY, INC.

                              SEPTEMBER 28, 1997
                                  (UNAUDITED)

  Selling expenses as a percentage of net revenue declined to 18% for the third quarter and first nine months compared to 20% and 22% of net revenues for the third quarter and first nine months of 1996, respectively. The reduction in spending resulted primarily from the benefits of facility and staffing consolidations as well as reductions in advertising and marketing expenditures.

  Development expenses as a percentage of net revenue were 16% for the third quarter and 11% for the first nine months of 1997, compared to 9% for both the third quarter and for the first nine months of 1996. These increases reflect the Company's continued commitment to the development of new proprietary CrystalJet inkjet and supplies technologies.

  General and administrative expenses increased as a percentage of net revenue to 14% for the third quarter and 11% for the first nine months of 1997, as compared to 10% for the third quarter and 9% for the first nine months of 1996, respectively. These increases relate primarily to higher expenses for new management information systems; increases in goodwill and intangible amortization expenses resulting from the Summagraphics and Topaz acquisitions; and relocation and facility consolidation expenses required as a result of the sale of the Company's headquarters facility. These increases were partially offset by cost reductions relating to decreased headcount, facility lease consolidation, and fixed asset disposals resulting from restructuring actions taken during 1996 and 1997.

  Corporate expenses from the Company's Majority Shareholder decreased to $0.7 million for the quarter and $2.2 million year to date, compared to $1.1 million for the third quarter and $3.5 million for the first nine months of 1996. These decreased are due to a reduction in amounts allocated to the Company by the Majority Shareholder.

 Interest Expense

  Interest expense was $0.9 million for the quarter and $2.9 million year to date, representing 2% of net revenues for the periods. The current year interest expense resulted primarily from borrowings from the Majority Shareholder under the Revolving Credit and Cash Management Agreements. This is a result of borrowings during 1997 not required in the prior year.

 Income Taxes

  Income taxes of $0.2 million and $0.8 million for the fiscal 1997 third quarter and year to date, respectively, remained flat as compared to the same periods in 1996. These taxes resulted primarily from miscellaneous state tax requirements and the provision of foreign taxes on profitable international locations.

 Liquidity and Capital Resources

  When possible, the Company finances its working capital needs and capital expenditure requirements from internally generated funds. At September 28, 1997, the Company had cash of $4.9 million compared to $15.3 million at December 29, 1996. The decrease in cash balances compared to the prior year relate to management's focus on applying all excess cash balances toward the Company's credit agreements with the Majority Shareholder. The Company's cash balances are held primarily in its foreign locations.

  During the nine months ended September 28, 1997, the Company used $39.7 million in operations primarily to fund its continuing net losses and $8.7 million in payments relating to the Company's reorganization and

                           CALCOMP TECHNOLOGY, INC.

                              SEPTEMBER 28, 1997
                                  (UNAUDITED)

restructuring plans announced in 1996. In addition, the Company used $6.1 million for investments in plant and equipment and $2.9 million to repay preexisting Summagraphics debt. These uses of cash were funded primarily by borrowings from the Company's Majority Shareholder of $16.4 million, pursuant to the Revolving Credit and Cash Management Agreements ("Credit Agreements"), $21.1 million in net proceeds from the sale of the Company's headquarters facility in Anaheim, California and $0.9 million in net proceeds from the sale of fixed assets.

  The Credit Agreements with the Majority Shareholder provide the Company access to $75 million of general purpose financing. These Credit Agreements contain typical covenants with respect to the conduct of the Company's business and require the maintenance of various financial balances and ratios. As of September 28, 1997, the Company was in breach of certain financial covenants. On October 24, 1997, the Majority Shareholder waived compliance by the Company of these financial covenants as of September 28, 1997. The Company and the Majority Shareholder are currently in discussions regarding amending the Revolving Credit Agreement to, among others, permit compliance with these covenants in future quarters. As of September 28, 1997, the Company has utilized $45.3 million of amounts available under its Credit Agreements.

  During the first nine months of 1997, the Company spent $0.7 million in the implementation of its management information systems and $6.0 million for new equipment to support its new generation of inkjet products. It expects to spend $0.5 million during the remainder of 1997 on its management information systems and an additional $1.5 million on equipment to support its new generation of inkjet products. The Company anticipates that funds available under the Credit Agreements with the Majority Shareholder should be sufficient to fund the Company's anticipated operating needs for the foreseeable future.

 Restructuring

  During the fourth quarter of 1996, the Company incurred a one time restructuring charge of $21.0 million consisting of $10.9 million for the write down of the Company's headquarters facility to its estimated fair market value, lease termination and fixed asset disposition costs of $3.2 million related to the company exiting from certain facilities, and severance costs of $6.9 million associated with the elimination of 285 positions worldwide. The Company has spent $6.7 million year-to-date and a total of $7.4 million against these accruals to cover primarily severance actions and the elimination and consolidation of facilities.

  In June 1997, the Company completed the sale of its 27.9 acre headquarters facility in Anaheim, California for $21.5 million, less associated costs to sell. During the fourth quarter of 1996, the Company had previously estimated it would incur a loss on the facility and had written the facility down to its then current appraised value of $15.1 million. As a result of this write-down and the subsequent sale of the facility, the Company recognized a gain on the sale of $5.9 million. Pursuant to the transaction, the Company is leasing back approximately 138,500 square feet of space for one year, with an option to extend for a second year. Proceeds from the sale of the property were used to reduce outstanding borrowings under the Credit Agreements with the Company's Majority Shareholder. The sale of the Anaheim property was part of the Company's previously announced program to reduce operating expenses and streamline the Company's infrastructure.

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

                            CALCOMP TECHNOLOGY, INC.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The 1996 Annual meeting of Shareholders of CalComp Technology, Inc. was held on July 22, 1997.

  A total of 45,232,096 of the Company's shares were present or represented by proxy at the meeting. This represented more than 96.4% of the Company's shares outstanding.

  The individuals named below were elected to serve one year terms as Directors of the Company:

                                              TOTAL VOTE FOR TOTAL VOTE WITHHELD
   NAME                                       EACH DIRECTOR  FROM EACH DIRECTOR
   ----                                       -------------- -------------------
   Peter B. Teets............................   45,176,456         55,640
   John C. Batterton.........................   45,171,256         60,840
   Neil A. Knox..............................   45,172,656         59,440
   Gary P. Mann..............................   45,171,656         60,440
   Terry F. Powell...........................   45,171,656         60,440
   Kenneth R. Ratcliffe......................   45,172,656         59,440
   Gerald W. Schaefer........................   45,176,456         55,640
   Walter E. Skowronski......................   45,176,426         55,670

  The election of Ernst & Young L.L.P. as independent accountants was ratified, with 45,221,396 shares voting for, 3,900 shares voting against and 6,800 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits--The following exhibits are included herein:

   10.27 Employment/Termination Agreement for Winfried Rohloff, dated July 31,
         1997.
   10.28 Summagraphics Corporation 1987 Stock Plan--Registration Statement
         (filed on Form S-8, dated August 20, 1997, and incorporated herein by reference).
   10.29 1997 Second Amendment to 1994 Addendum to Joint Venture Relationships
         between CalComp Inc., Nippon Steel Corporation, Sumitomo Corporation
         and NS CalComp Corp., dated September 10, 1997.
   10.30 Relocation Agreement for John C. Batterton, dated September 16, 1997.
   27    Financial Data Schedule.

  (b) Reports on Form 8-K:

  None.

                           CALCOMP TECHNOLOGY, INC.
                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                CalComp Technology, Inc.
                                                      (Registrant)

Date: November 12, 1997

                                                  /s/ John C. Batterton
                                          -------------------------------------
                                                    JOHN C. BATTERTON
                                              President and Chief Executive
                                                         Officer

                                                  /s/ John J. Millerick
                                          -------------------------------------
                                                    JOHN J. MILLERICK
                                             Senior Vice President, Finance
                                               and Chief Financial Officer