Form 10-K
period 1997-12-28
CALCOMP TECHNOLOGY INC
filed 1998-04-10
CIK 818470

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

                               ----------------

  [X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from ______________ to _______________

                          COMMISSION FILE NO. 0-16071

                               ----------------

                           CALCOMP TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0888312
     (STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)


        2411 W. LA PALMA AVENUE                          92803
          ANAHEIM, CALIFORNIA
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714 ) 821-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value as of March 10, 1998, of Common Stock held by non-affiliates of the Registrant: $24,007,884 based on the last reported sale price on the National Market System as reported by NASDAQ, Inc.

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 10, 1998:
                                  47,073,050

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  CalComp Technology, Inc. ("CalComp Technology" or the "Company"), formerly Summagraphics Corporation ("Summagraphics"), was incorporated under Delaware law in 1972. The mailing address of the Company's principal executive office is 2411 W. La Palma Avenue, Anaheim, California 92803. The Company's telephone number is (714) 821-2000. Except where the context indicates otherwise, references to an entity include its consolidated subsidiaries.

  The Company is a supplier of both input and output computer graphics peripheral products consisting of (i) printers (including plotters), (ii) cutters, (iii) digitizers, and (iv) large format scanners. In general, the Company's products are designed for use in the computer aided design and manufacturing ("CAD/CAM"), printing and publishing, and graphic arts markets, both domestically and internationally. The Company also maintains service, product support and technical assistance programs for its customers and sells software, supplies and after-warranty service.

  In recent years, the Company began transitioning its traditional pen, electrostatic and most thermal technology products to inkjet plotters and printers. Generally, inkjet technology products provide increased user productivity compared to traditional pen plotters and solid area fill capability for applications requiring graphic imaging. By the fourth quarter of 1997, the Company had substantially completed its strategy to discontinue its non-inkjet printer and plotter products.

  Further, in the fourth quarter of 1997, the Company completed the development of a new line of wide-format digital printers based on its proprietary piezo inkjet technology obtained through the acquisition of Topaz Technologies, Inc. ("Topaz") in 1996. This new line of printers will be marketed under the "CrystalJet(TM)" name and will be targeted to the graphic arts industry. The Company began shipping the initial market development and demonstration units of these printers in the first quarter of 1998. Volume shipments to customers are scheduled for the second quarter. The Company believes this new line of wide-format printers will be the first of a new generation of products based on its new technology.

  The Company plans to continue to market CalComp branded printers as well as CrystalJet(TM) print head technology. In addition, the Company expects to expand the market for its printers and print heads through the sale of complete printers or print heads to strategic partners, who will in turn leverage their existing brand names and distribution channels in various new markets such as the photographic, industrial packaging and textile printing markets. The products marketed through the Company's strategic partners, whether sold under the CalComp name or under private label, will contain the CrystalJet(TM) technology logo to establish CrystalJet(TM) technology brand awareness. The Company will also pursue various non-manufacturing licensing and royalty agreements for the CrystalJet(TM) technology and related inks.

  The Company believes this strategy will enable it to use its new CrystalJet(TM) technology to penetrate sizable new markets beyond graphic arts and create significant product differentiation opportunities due to print speeds, ink and media types associated with the new technology. The Company's strategy is to position itself as a leading-edge image marking company that, through continued development of proprietary piezo based print heads, ink, media, and printers, will capture substantial consumable sales in high ink consumption markets.

  In line with the Company's strategy, in December 1997, the Company and IRIS Graphics, a wholly-owned subsidiary of Scitex Corporation Ltd. ("IRIS Graphics"), jointly announced an agreement under which the Company will provide IRIS Graphics with wide-format color printers targeted at the high-end graphic and fine arts markets, featuring the Company's CrystalJet(TM) inkjet technology. In addition, in March of 1998, the Company and Eastman Kodak Co. ("Kodak"), entered into a joint development agreement covering the joint development of a range of CrystalJet(TM) based products, printers and consumables. See "Recent Developments." The Company anticipates that these will be the first of several strategic partnerships that it will enter into in furtherance of its market expansion plans. See "Risk Factors Affecting the Company."

BACKGROUND OF THE BUSINESS

  CalComp Inc. The principal business of the Company derives from that of CalComp Inc., formerly California Computer Products, Inc. ("CCP") which was incorporated in September 1958 to manufacture and market computer graphics products for the U.S. Government's NIMBUS Weather Satellite Program. In 1959, CCP introduced the world's first drum plotter, which translated computer output into visual data such as drawings, charts and graphics. CCP expanded its product offerings by introducing new plotters and controllers through the 1960's and 1970's. CCP added its first electrostatic plotter to its product line in 1979. During the 1980's and 1990's, CCP and subsequently CalComp Inc., continued to expand its product line through adapting various technologies to new products, including thermal transfer technology in printers, laser technology in printers/plotters, LED technology in plotters, bubble inkjet technology in plotters, and direct thermal technology in printers and plotters. CCP added the digitizer product line in 1980 through the acquisition of Talos Systems, Inc.

  In 1980, CCP was acquired by Sanders Associates, Inc., a defense electronics company in Nashua, New Hampshire. At the end of 1983, CCP was merged with and into Sanders Associates, Inc. and the business was conducted thereafter under the name of CalComp Group. In 1986, Sanders Associates, Inc. was acquired by Lockheed Corporation ("Lockheed") at which time CalComp Group became an operating unit of Lockheed's Information Systems Group. CalComp Inc. was incorporated in 1987 under California law to acquire the assets and liabilities of CalComp Group from Sanders Associates, Inc., and to operate as a separate legal entity and a wholly-owned indirect subsidiary of Lockheed. In March 1995, the businesses of Lockheed and Martin Marietta Corporation were combined to form Lockheed Martin Corporation, at which time CalComp Inc. became a subsidiary of Lockheed Martin in the Information and Technology Services Sector.

  Commencing in 1991 and continuing into 1996, CalComp Inc. experienced substantial net operating losses principally due to the negative impact on margins resulting from the migration of the hard copy output device industry to inkjet technology products and CalComp Inc.'s late entry into the inkjet market in fiscal 1994. In late 1995, Lockheed Martin Corporation and Summagraphics Corporation began discussions concerning a proposed combination of CalComp Inc. and Summagraphics Corporation which resulted in the combination of the companies on July 23, 1996. See "The Exchange."

  Summagraphics Corporation. Summagraphics Corporation manufactured and sold input and output computer graphics peripheral products, many of which competed with CalComp Inc. In 1996, Summagraphics encountered significant financial difficulties primarily due to problems with its output products. Due to continuing losses and pressure from its lenders and vendors, Summagraphics pursued various activities to raise additional capital including the sale of part or all of the Company.

  The Exchange. The Company, then Summagraphics Corporation, entered into a Plan of Reorganization and Agreement for the Exchange of Stock of CalComp Inc. for Stock of the Company (dated as of March 19, 1996 and subsequently as amended April 30, 1996 and June 5, 1996) pursuant to which the Company issued to Lockheed Martin Corporation ("Lockheed Martin" or the "Majority Shareholder") 40,742,957 shares of the Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. (the "Exchange"). The closing of the Exchange occurred on July 23, 1996 following approval of the Exchange by the stockholders of the Company. As a result of the Exchange, Lockheed Martin acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company also changed its name from Summagraphics Corporation to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

  The Exchange was accounted for as a "reverse acquisition," whereby CalComp Inc. was deemed to have acquired the Company, for financial reporting purposes. However, the Company remains the continuing legal entity and registrant for Securities and Exchange Commission ("SEC") filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the period ended

December 31, 1995, are the consolidated financial statements of CalComp Inc., and differ from the consolidated financial statements of the Company previously reported. In addition, the historical stockholders' equity as of December 31, 1995, has been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange. The accounts and results of operations of the Company have been included in the financial statements for the period ended December 29, 1996, from the date of the Exchange and reflect purchase price allocations and adjustments recorded as a result of the Exchange. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

  For so long as Lockheed Martin continues to beneficially own more than 50% of the outstanding voting stock of the Company, Lockheed Martin will be able to control the Board of Directors and approve any other matter submitted to a vote of the stockholders without the consent of the other stockholders of the Company. In addition, in connection with the Exchange, the Company entered into agreements providing for, among other things, a long term line of credit and cash advances for long term financing and operating requirements, administrative support in selected areas and the filing of a consolidated tax return.

  CalComp Technology, Inc. Subsequent to the Exchange, the Company moved its executive offices from Austin, Texas to Anaheim, California and substantially completed its business plan to reduce duplicative work force and corporate overhead between the companies, integrate manufacturing operations and eliminate certain unprofitable product lines. The Company also substantially completed efforts to rationalize CalComp Inc.'s and Summagraphics' respective sales, product support, distribution and marketing organizations, and to integrate each company's product offering and development activities.

  In November 1996, the Company acquired Topaz, a privately held company located in Sunnyvale, California, in exchange for 1,500,000 shares of the Company's Common Stock and $750,000 in cash. Subsequent to the acquisition, Topaz became a wholly-owned subsidiary of CalComp Technology, Inc. Topaz is a developer and manufacturer of the proprietary piezo inkjet printing technology which the Company is currently marketing under the "CrystalJet(TM)" name.

RECENT DEVELOPMENTS

  On March 29, 1998, the Company and Kodak entered into a Patent License and Joint Development Agreement (the "Joint Development Agreement") covering a project (the "Project") for the joint development of the Company's existing CrystalJet(TM) piezo inkjet technology into a range of piezo inkjet products, printers and consumables for commercial application. The Joint Development Agreement has a term of five years and provides for the contribution by Kodak to the Project of up to $36,000,000, with $20,000,000 having been advanced upon the signing of the Joint Development Agreement and up to an additional $16,000,000 to be funded incrementally over the term upon the achievement of certain milestones and the occurrence of certain events. The Joint Development Agreement also provides for royalties to be paid by Kodak to the Company in respect of licenses granted thereunder by the Company to Kodak which allow Kodak under certain circumstances to exploit the inkjet technology developed pursuant to the Project. The Joint Development Agreement provides that Kodak will also provide technical personnel to work on the project, but that except as otherwise contemplated by the Joint Development Agreement, the Company will fund all other development and manufacturing expenses relating to the Project. If, during the term of the Joint Development Agreement, the Company desires to sell any of the CrystalJet(TM) assets related to the assets acquired by the Company from Topaz Technologies, Inc. (the "Topaz Assets"), the Company will be required to offer Kodak a right of first refusal to purchase such Topaz Assets. The Joint Development Agreement also includes OEM Agreements between the parties providing for the sale of future developed products by the Company to Kodak and the mutual purchase of certain inks and related media products developed in connection with the Project.

  Pursuant to the Joint Development Agreement, the Company issued to Kodak a warrant (the "Warrant") to purchase 8,000,000 shares (the "Warrant Shares") of the Company's Common Stock (or approximately 15% of the Company's outstanding shares after giving effect to the issuance of the Warrant Shares) at an exercise price of $3.88 per share. The Warrant has a term of seven years and will become exercisable as to 4,000,000 of the Warrant Shares on March 29, 1999, and as to the remaining 4,000,000 Warrant Shares on March 29, 2000 (each a "Vesting Date"); provided, however, that in the event the Joint Development Agreement is terminated prior to a Vesting Date, the Warrant will terminate as to any unvested Warrant Shares. The Warrant contains standard adjustment provisions and piggyback registration rights covering the Warrant Shares. During the 24-month period after the issuance of the Warrant (and so long as the Joint Development Agreement has not been terminated), upon the issuance by the Company of additional shares of Common Stock, the number of Warrant Shares will be proportionately increased so that the number of Warrant Shares will continue to represent 15% of the issued and outstanding shares of the Company's Common Stock; provided, however that the exercise price of any additional Warrant Shares will be the same as the price of the additional shares of Common Stock issued by the Company. No adjustments will be required with respect to 1) shares of Common Stock issued to any employee, consultant, advisor, officer or director of the Company pursuant to a Board-approved plan; or shares issued in connection with stock dividend or stock split; or 2) shares issued in connection with certain merger, exchange, or acquisition of assets transactions. The Warrant also provides Kodak with a right of first refusal with respect to proposed issuances of the Company's capital stock during the 24-month period after the date of issuance of the Warrant.

  In connection with the Joint Development Agreement, Lockheed Martin Corporation, the Company's majority stockholder, has agreed, among other things, to vote its shares for the election of a Kodak-designated director to the Company's Board of Directors during the term of the Joint Development Agreement.

PRODUCTS

  Through 1997, the Company continued to distribute graphics peripheral products targeted at CAD/CAM printing and publishing and graphic arts markets. The Company's products fall into two general product lines: (1) hard copy output products, consisting primarily of printers and plotters, and graphics cutters; and (2) input devices, consisting of digitizers and scanners. The Company also sells after-warranty service and supplies which support its product lines.

HARD-COPY OUTPUT DEVICES

  The Company historically has produced and sold a wide variety of hard-copy output devices of which the two principal classes of products are printers (including plotters) and vinyl-cutting plotters ("cutters"). Printers are devices that place raster images (oriented dots) on various types of output media (either paper or film) producing text, pictures and/or graphic images. Plotters are devices that translate computer output data into hard-copy media, such as schematics, charts, maps, and computer-aided design ("CAD") drawings, pictures, and other images. The basic unit consists of a microprocessor, a controller, and a marking mechanism. These output devices are often interchangeable, with the difference between plotters and printers often being the firmware-based connectivity solutions. A cutter performs a function similar to a plotter, but rather than drawing an image onto a sheet of paper, it accurately cuts on various media (such as vinyl) along a programmed image employing the same technique as a plotter, except using a knife instead of a pen.

 Printers and Plotters

  CrystalJet(TM). In the fourth quarter, the Company completed the development of the first products in a new line of wide-format piezo inkjet digital printers, which are expected to be brought to market in the first half of 1998. These CrystalJet(TM) printers will be offered initially in 42" and 54" sizes and will be marketed primarily to the graphic arts industry. The key market applications benefiting from this new technology are ones requiring fast throughput of digital printed images at the highest level of print resolution and quality. The Company believes that this emerging market for "on-demand" digital color printing will replace many of the current traditional printing technologies. The Company expects that the new technology and products will have key strengths against the current field of competition participating in these markets.

  The CrystalJet(TM) wide-format printers contain four print heads, one for each of the four process colors. The print heads can be adjusted to two different heights above the media: 1.0 mm or 2.5 mm, which allows for a range of media options. Each print head, which contains 256 nozzles, is spaced at 1/180th-inch intervals yielding a print swath of 1.4 inches per color. This unique feature gives the user the ability to control the resolution and print speed. Users can select, on a job by job basis, 180, 360, or 720 dots per inch ("dpi"); 2, 4 or 8 interleaved passes; bi-directional or unidirectional printing; and pixel drop size. The CrystalJet(TM) printers can print a 360 dpi resolution image at 120 square feet per hour and a 720 dpi resolution image at 70 square feet per hour. These printing speeds are believed to be three to four times faster than traditional thermal inkjet printers. In addition, the technology supports different droplet sizes providing users the capability of printing high quality images at various resolutions for numerous market applications not currently available with competing thermal or piezo technology. For a further discussion of the risks relating to the Company's transition to the CrystalJet(TM) product lines, see "Risk Factors Affecting the Company."

  Historical Output Products. Printers and plotters represented 24%, 28% and 35% of total revenue of the Company for fiscal years 1997, 1996 and 1995, respectively. In connection with the Company's plan to transition substantially all of its output products to its new CrystalJet(TM) technology, the Company has announced it will end-of-life substantially all of its non-CrystalJet(TM) based thermal inkjet output products. However, the Company will continue to offer these products into fiscal 1998 as it liquidates its existing inventories.

 Cutters

  The Company's cutter business which was acquired from Summagraphics in connection with the Exchange represented 7% of revenues in 1997. Cutters represented 23% and 16% of the revenues of Summagraphics prior to the Exchange for the fiscal years ended May 1996 and 1995, respectively. Cutters are output devices, similar in construction to a pen plotter, but employ a knife in place of a pen to cut vinyl for signs and banners, art film for screen printing, and various stencil materials for etching text and images into glass, wood and stone via an abrasive etching process. Cutter performance is primarily measured by speed, acceleration, and guaranteed accuracy. Additional features include knife type, tool pressure and software compatibility. Speed is measured by how many inches the knife moves per second. Acceleration is measured by how quickly the knife reaches its top speed and, therefore, is important since most signs consist of short lines. Guaranteed accuracy depends on the drive mechanism, either friction or sprocket, in the cutter. There are currently two types of knife systems used to cut material: drag and tangential. Drag knife units typically cost less, have less knife pressure capability, and are used for general sign applications. Tangential knife units are typically more expensive, with more knife pressure, greater precision cutting abilities and the ability to cut a wider variety of material.

  The Company's cutter products include:

    SummaSign Series. Combines high performance cutting with an advanced media handling system offering both sprocket and friction drive, and is capable of handling plain media, as well as half-inch industry standard punched media.

    SummaCut Series. A family of cutters designed for small, independent sign shops that produce a limited quantity of vinyl signs.

  The Company believes that the Summagraphics cutter products will continue to complement the existing CalComp Inc. product offerings by giving the Company a proven output device in its established marketing and distribution channels.

INPUT DEVICES

 Digitizers

  Digitizers accounted for 25%, 22% and 17% of the revenues of the Company for fiscal years 1997, 1996 and 1995, respectively. Fiscal 1997 and part of fiscal 1996 included sales of Summagraphics products subsequent to the Exchange. Uses for digitizers include desktop publishing, image processing, simple mouse replacement and pen-based computing. The Company's primary markets for digitizers are in computer-aided design, engineering and manufacturing (CAD/CAE/CAM).

  Digitizers typically are used with personal computers and workstations and support a broad range of software applications which include high-end computer aided publishing, construction management and costing, graphics design and animation, mapping and geographic information systems (GIS) and geological/seismic analysis. They also are used frequently with software systems such as AutoCAD. Newspaper publishers, for example, use the Company's digitizers as part of their complete computer-aided publishing systems for publication layout. Animation and graphics design uses for digitizers vary widely and include use in cinema productions, colorization of black and white movies and television weather and sports analysis. The cost of digitizers has come down significantly over the past few years, making them a viable mouse replacement.

  Digitizers offer significant advantages over other entry devices such as keyboards, mice, trackballs, lightpens, and touchpanels in graphics intensive applications, due to their high level of precision, greater functionality and increased productivity. Keyboards are primarily used to input text and numerical information and are not well suited for graphics applications. Mice are low accuracy, relative pointing devices commonly used with icon-based operating systems and low-resolution graphics applications. By contrast, digitizers are capable of inputting X-Y coordinate data to communicate an absolute position to within several thousandths of an inch. Absolute positioning allows accurate drawing and selection of discrete points on the surface of the digitizing tablet. The latter is critical to high accuracy tasks such as digitizing a map or an existing CAD drawing.

  The Company's digitizer products are primarily based on electromagnetic technology, whereby a cursor or a grid generates an electromagnetic field which is sensed by built-in electronic circuitry. This technical approach results in digitizers capable of higher resolution than other commonly-used technologies. Electromagnetic tablets offer the additional advantage of being relatively unaffected by temperature, humidity, electrical noise and the presence of conductive materials on the digitizing surface.

  Traditionally, customers using CAD applications, mapping applications and GIS applications have perceived the need for the high precision input offered by digitizers. Recent software releases in the CAD industry, whereby mouse input devices are interchangeable with digitizer tablets for CAD applications, have significantly reduced the customer need for digitizer products. This trend is expected to continue. Graphic arts applications have in the past favored mouse input devices. Customers in the graphic arts market have recently begun broader use of digitizers, which use is expected to continue to expand. Failure of the Company to replace or renew demand for CAD digitizer products could have an adverse impact on the Company's input device business.

  The Company's digitizer products include:

  DrawingBoard(TM) Digitizer Tablets. A family of high performance, low cost digitizer tablets which are designed for CAD, mapping, and GIS applications, and can be used in drawing, tracing, and presentation graphics applications. These digitizers come in a range of sizes and accuracies. The Company also produces a backlit version of this tablet.

  UltraSlate(TM) Digitizer Tablets. A family of small format digitizers which are thin and lightweight and have a pressure sensitive, cordless, batteryless pen for variable line weight input. These tablets are directed toward the graphic arts markets.

  SummaSketch(TM) III Digitizer Tablets. A family of digitizers which offer accuracy, reliability and ease of use. This product is primarily used in the CAD market for drawing and tracing.

  SummaGrid(TM) IV Digitizing Tablets. A set of high performance large format tablets that support CAD, GIS and mapping applications.

 Scanners

  Scanners are input devices which detect images on input media and translate the images into raster data for a computer. The Company markets a family of large format scanners, the ScanPlus(TM) III large format scanners that are capable of fast, high volume scanning. These units, which can scan documents up to 36" wide, come in resolutions from 300 to 1000 dpi. The large format monochrome/color scanner addresses the needs of users who have to transfer hard copy drawings into a digital form. Applications for large format scanning include architectural engineering and construction (AEC), document management, mapping/GIS, and facilities management. Traditionally, converting to a digital form has been accomplished by either totally recreating the original drawing, utilizing a computer aided drafting package within the computer, or digitizing the original drawing using a large format digitizer.

SUPPLIES

  The Company markets an extensive line of consumable inks and media for its printers and plotters. Supplies represented 25%, 26% and 26% of the revenues of the Company for fiscal years 1997, 1996 and 1995, respectively. Summagraphics had no supplies sales before the Exchange.

  In connection with the release of the new CrystalJet(TM) products, the Company intends to introduce a full line of ink and media supplies. The Company plans to market inks, under the name "CrystalInk", which will contain a complete set of both indoor dye-based ink and outdoor pigment-based ink. In addition, the Company intends to offer a full line of media products including opaque matte bond, premium bond, graphics presentation, glossy, adhesive-backed vinyl, canvas, and overlaminate material. The CrystalJet(TM) ink and media will be matched to provide the best possible image quality for CrystalJet(TM) products and will be specially formulated to fast dry, accommodating CrystalJet(TM) high speed printing. This matched ink and media system provides customers with one source for their printing needs.

  The Company's strategy for its new line of CrystalJet(TM) products is to establish a CrystalJet(TM) based-consumables business. The Company believes that the CrystalJet(TM) consumables business should replace and, as the installed base grows, exceed the Company's existing non-CrystalJet(TM) consumables business. The demands of the marketplace are extreme and require not only the ability to print fast with high resolution, but also require inks and substrates that can accommodate a full spectrum of color with outdoor durability. See "Risk Factors Affecting the Company--CrystalJet Technology".

SERVICE AND SUPPORT

  The Company, through its North American Channels group, its international subsidiaries and selected third party providers, provides an extensive range of customer service and technical support for the Company's products. Service revenues accounted for 17%, 18% and 20% of the Company's revenues in 1997, 1996 and 1995, respectively. Technical support and customer service are provided through a twelve hour, five day telephone response network that provides customers with continuous access to trained technical support personnel. In addition, the Company provides product support and service through repair, exchange or replacement of products. The Company also maintains a staff of service technicians that are available for on-site service calls. During the past three years, the Company had entered certain agreements under which third parties provided service and technical support for the Company's traditional printer/plotter products. However, in view of the increased complexity of the Company's inkjet printer products, together with the need for increased emphasis on providing better response times to calls for service, the Company has moved away from using third parties in favor of its in-house service staff where feasible.

RESEARCH AND DEVELOPMENT

  During each of the years 1997, 1996 and 1995, the Company expended funds for research and development activities of $23.3 million, $20.7 million and $17.3 million, respectively. The Company intends to continue to invest funds to develop technologies, such as the CrystalJet(TM) inkjet technology, that are expected to expand its product offerings. A significant portion of research and development funds in the output device market involve expanding inkjet technology and related platforms, with an emphasis on improving the Company's position in the area of image marking technology. For a discussion of the Company's research and development project with Kodak, see "Recent Developments." Additional funds are expected to be utilized to develop proprietary after-market products such as inks and media. Research and development funds in the digitizer and cutter markets, where the Company has proprietary core technology, are expected to be devoted to developing new products and improving product performance while maintaining competitive pricing.

PATENTS AND PROPRIETARY INFORMATION

  The Company owns numerous patents and patent applications, including domestic and foreign applications covering the CrystalJet(TM) technology, which are used in the operation of the Company's business and has developed a variety of proprietary information that is necessary for its business. While such patents, patent applications and other proprietary information are, in the aggregate, important to the operation of the Company's business, management of the Company does not believe that any individual patent, patent application or other intellectual property right is of such significance to the business of the Company that its loss or termination would materially affect the business of the Company.

SALES AND DISTRIBUTION

  The Company sells hardware, supplies and service through a variety of distribution channels. Domestically, in 1997, the Company continued the ChannelWorks two-tiered distribution network introduced two years earlier. Through ChannelWorks, the number of domestic distributors was limited to those with broad market penetration capabilities and high efficiencies in their operations and logistics. Under ChannelWorks, products are generally sold through a limited number of distributors to value-added resellers serving the market applications targeted by the Company's products.

  Internationally, sales and distribution activities are determined by international sales management in coordination with in-country distributors and resellers to insure that sales and distribution efforts are appropriate for the country's market. In countries where the Company does not have a sales presence, orders are handled either by a local distributor or under a master distributor who is managed by the Company. See Note 12 of the "Notes to Consolidated Financial Statements."

  In 1998, the Company is modifying its distribution strategy for output products to sell its branded products through value-added resellers. The Company believes it can achieve an overall higher level of customer satisfaction with this approach. In addition, the Company intends to sell the new CrystalJet(TM) technology products to various strategic partners, such as IRIS Graphics and Kodak, who, in turn, will distribute such products under their private label. The Company believes this strategy will enable the Company to penetrate new markets and better service customer needs. See "Risk Factors Affecting the Company."

COMPETITION

  General. The Company encounters extensive competition in all of its lines of business with numerous other parties, depending on the particular product or market environment. The Company's business involves rapidly changing technologies resulting in continued performance improvements at lower customer prices. The Company competes not only with other manufacturers of similar technologies, but also with firms that make products that may be substituted or exchanged for the Company's products. The parties with whom the Company competes differ depending on whether the product at issue is in the hard-copy plotter, printer and cutter market, or the digital input technology market. Many of the Company's competitors have larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. The Company also faces additional competition from many smaller competitors. There can be no assurance that the products of existing or new competitors will not obtain greater market acceptance than the Company's products.

  Wide-Format Hard Copy Output Market. The wide-format hard copy output market is comprised of professional printing products having media handling capability of greater than 17" print width. The Company has historically competed in this market with the following four technologies: pen plotter, inkjet plotters and printers, direct thermal plotters and LED plotters. The parties with whom the Company competes vary depending on the nature of the technology and markets involved. The Company competes with a wide variety of competitors in product performance, features and price in connection with the sale of its hard-copy output products. Traditional competitors in the wide-format hard copy market are: Hewlett Packard, Xerox, Encad, JDL, Oce, JRL and Mutoh.

  CrystalJet(TM) Products. In the fourth quarter of 1997, the Company announced its new line of wide-format digital printers featuring CrystalJet(TM) technology. The key market applications benefiting from this new technology are ones requiring fast throughput of digital printed images at the highest level of print resolution and quality. The Company anticipates that an emerging market for "on-demand" digital color printing will replace many of the current traditional printing technologies. The Company believes that the CrystalJet(TM) technology and products have a technical and competitive advantage over the current field of competitive products participating in these markets. Nevertheless, the traditional competitors in the wide-format hard copy market such as the companies listed in the prior paragraph are expected to compete on price, in an attempt to hold market share. It is also expected that current and new competitors with piezo technology capability, such as Brother, Epson, Xerox, Raster Graphics, Brady and Mimaki, may compete in these high productivity market segments. There is no assurance that new products of existing or new competitors will not obtain greater market acceptance than the Company's new products.

  Cutters. The flexible adhesive cutter market is a worldwide market with many competitors. Gerber Scientific and Roland claim the largest overall market share, while the Company is the major cutter company in Europe. The rest of the market is divided among a dozen or so companies, including the Company, Ioline, Graphtec and Mutoh.

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

  There can be no assurance that products of existing or new competitors will not obtain greater market acceptance than the Company's products or that the Company will be able to maintain its market share in the hard copy output, graphic cutter or input devices markets.

RISK FACTORS AFFECTING THE COMPANY

 CrystalJet(TM) Technology

  In the fourth quarter of 1997, the Company completed the development of what is expected to be the first of a new generation of products based on its new CrystalJet(TM) piezo proprietary technology. The first of these piezo based products will be a new line of wide format digital printers which are expected to be brought to market in the first half of 1998. However, there can be no assurance that this product, or future products, will be accepted by the market place or that the Company will be able to manufacture these units in volume at costs which will make the large scale production of these products economically feasible.

  In conjunction with the introduction of the Company's new CrystalJet(TM) piezo inkjet technology, the Company intends to transition out of substantially all of its current thermal inkjet printer products by the end of 1998. Although the Company has recorded substantial reserves to reduce this end-of-life inventory to its estimated net realizable value, there can be no assurance that the Company will be able to liquidate this inventory at its current carrying value.

  The Company's sales related to the end-of-life printer product lines represented 24%, 28% and 35% of the total revenues of the Company for fiscal 1997, 1996 and 1995, respectively. By the end of 1998, the Company's inkjet output product offerings will be limited to the new CrystalJet(TM) line of wide-format digital color printers. Failure to achieve market acceptance for these new products or the inability to timely achieve required production volumes at acceptable costs, could have a material adverse impact on the Company's business.

  Additionally, the Company's strategy for its new line of CrystalJet(TM) products is to establish a CrystalJet(TM) based-consumables business. The Company believes that the CrystalJet(TM) consumables business should replace and, as the installed base grows, exceed the Company's existing non-CrystalJet(TM) consumables business. There can be no assurance that the Company's will achieve this strategic goal.

 CrystalJet(TM) Technology and Manufacturing Risks

  The Company's CrystalJet(TM) manufacturing processes are highly complex, require the use of expensive and technically sophisticated equipment and will be continuously subject to modification in an effort to improve manufacturing yields and product quality. Technical or other difficulties in the manufacturing process can lower such manufacturing yields and result in products being less profitable than anticipated. Manufacturing difficulties and capacity limitations could also delay the Company's ability to deliver products in a timely manner. Delays or technical difficulties associated with new CrystalJet(TM) product introductions or product enhancements could have a material adverse effect on the Company's business.

  In addition to the technical and manufacturing risks inherent in the Company's new technology, the Company's believes that any significant business interruption affecting the Company's single CrystalJet(TM) manufacturing facility in Sunnyvale, California could materially and adversely affect CrystalJet(TM) product yields.

 Strategic Partnership Agreements

  The Company's CrystalJet(TM) strategy also is dependent on its ability to sign strategic partnership agreements with other companies, enabling it to leverage their established brand names and distribution channels. The Company has recently signed an agreement with IRIS Graphics to provide them with wide-format color printers, has entered into the Joint Development Agreement with Kodak, and has also had discussions with several other companies regarding strategic partnerships. The Company believes the strength of the CrystalJet(TM) technology will enable it to complete additional strategic agreements. However, there can be no assurance that the Company will be able to conclude such agreements.

 Contract Manufacturers

  The Company is dependent on various contract manufacturers to produce or assemble certain critical sub assemblies or products. There can be no assurance that the Company will be able to continue these third party relationships or that the contract manufacturers will continue to perform under their current contractual agreements. Any material interruption in these relationships could have a significant impact on the Company's ability to deliver products to customers, and therefore could have a material adverse impact on the Company's operations.

 Product Development

  The markets in which the Company's products compete are subject to rapid technological development. This rapid technological change results in the need to continually develop and bring to market new products to compete with competitive product offerings. The Company intends to continue investing in the development of new products and technology to enable it to aggressively compete within its various market segments; however, the availability of research and development funds is dependent on the Company's ability to internally fund its development and/or obtain continued external financing with respect to which no assurance can be given.

 Suppliers

  The Company contracts with various outside vendors to obtain both component parts for its manufacturing process and for the acquisition of ink and media for its supplies business. Although the Company believes alternative vendors are available, any disruption in the relationship with these vendors could have an adverse impact on the Company's operations. In addition, any significant change in component price or delay in component availability could also negatively impact the Company's operations.

 Liquidity

  The Company's main sources of financing have been a $75 million line of credit with the Majority Shareholder under the Revolving Credit and Cash Management Agreements ("Credit Agreements") and the cash proceeds from the sale of the Company's headquarters facility. At December 28, 1997, the Company had drawn $59.5 million against that line which was scheduled to mature in July 1998. The Company was also in violation of certain financial ratio covenants under the Credit Agreements. In January 1998, the Majority Shareholder waived compliance with those covenants, and in March 1998, the Credit Agreements were amended to extend the maturity date to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

  After determining that remaining amounts available under the line were not adequate to fund the Company's operations in the near term, the Company entered into a letter of intent in March, 1998 with a bank which contemplates an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April, 2000. In addition, in March, 1998, the Company entered into the Joint Development Agreement with Kodak that provided $20 million in cash upon signing of the agreement and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. Management believes these financial resources will be sufficient to satisfy the Company's liquidity requirements through 1998. If not, the Company will be required to seek additional financing from others or pursue other financing alternatives. No assurance can be given that, if required, additional financing will be available on acceptable terms or at all. Failure to obtain future financing or to have available continued access to such financing could result in material liquidity problems for the Company. For additional discussion of liquidity see "Item 7. Management's Discussion and Analysis Of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Foreign Market Risk

  Approximately 47%, 51%, and 53% of the Company's revenues in 1997, 1996 and 1995, respectively, were made internationally. International sales involve risks that are not necessarily applicable to domestic activities, such as exposure to currency fluctuations, offset obligations and changes in foreign economic and political environments. In addition, international transactions often involve increased financial and legal risks arising from widely different legal systems and customs. For additional information regarding the Company's revenue, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 12 of the "Notes to Consolidated Financial Statements."

ORGANIZATION

  The Company's business organization consists of two business units, the Input Technologies Division located in Scottsdale, Arizona which manufactures and/or distributes digitizers and scanners and the Digital Printing Systems Division located in Anaheim and Sunnyvale, California and Gistel, Belgium which manufactures and sells output products consisting of printers and cutters. Sales and service are organized geographically for both divisions, while the following functions are included within each division:

  Product Management is responsible for defining product requirements and remains responsible for the product through development, manufacturing and sales, to provide continuity to the Company's market commitment.

  Product Development is charged with the design of an economically manufacturable product which meets the specifications originated by Product Management. Topaz is the development center for printers and printing technology for the Digital Printing Systems Division.

  Manufacturing performs all of the manufacturing operations, including the purchasing of materials, manufacturing, testing, packaging and shipping of products. Manufacturing consists of a blend of internal and outsourced capabilities.

  Marketing and Sales is responsible for the selection, management and support of distribution channels. Additionally, the North America Sales organization manages sales in territories where the Company has no operating subsidiaries or distributors through Budde International, Inc., a Master Distributor located in Anaheim, California.

  The Company's European operations are headquartered in Neuss, Germany. The Company's activities in the Asia/Pacific region are conducted through subsidiaries in Hong Kong, China and Australia. The Company is a party to a joint venture in Japan in which it has a 44% equity interest. Nippon Steel Corporation owns 51% and Sumitomo Corporation owns 5%. The joint venture, NS CalComp Corp., is the exclusive distributor for nearly all of the Company's products in Japan. See Note 6 of the "Notes to Consolidated Financial Statements."

EMPLOYEES

  As of December 28, 1997, the Company employed approximately 885 people worldwide, of which 146 employees are involved in product development, manufacturing, marketing and headquarters operations in Anaheim, California. Approximately 191 employees are employed in the sales and service of the Company's products and are located at various strategic sites throughout North America, with many located in Anaheim, California. The Company employs approximately 137 people in support of its digitizer operations in Scottsdale, Arizona, and 133 people in support of inkjet products in Sunnyvale, California. In addition, there are approximately 252 employees in Europe and 26 employees in Asian operations, primarily involved with the importation, sales and service of the Company's products into their local geographic regions.

ITEM 2. PROPERTIES

  The Company owns its Input Technologies Division facility in Scottsdale, Arizona which is comprised of a 68,000 square foot building on seven acres of land, and its cutter facility in Gistel, Belgium which is comprised of a 43,180 square foot building.

  During the fourth quarter of 1996, the Company decided to sell its 27.9 acre headquarter facility in Anaheim, California and wrote the facility down to its then current appraised value, less costs to sell, of $15,119,000 resulting in a loss of $10,908,000. On June 24, 1997, the Company completed the sale of the facility, to Lincoln Property Company, Inc. of Dallas, Texas, and D.L.J. Real Estate Capital partners for $21,500,000, less associated costs to sell. The headquarters sale resulted in a gain on disposal of $5,873,000. Proceeds from the sale of the property were used to reduce outstanding borrowings under a line of credit the Company has with the Majority Shareholder. The Company has leased back approximately 138,500 square feet of space, or two of the ten buildings located on the property. The Company has a one year lease with an option to continue the lease for an additional year. In accordance with the lease agreement, the Company has exercised this option to extend the lease through June 23, 1999.

  The Company also leases space at several field locations in the United States. These leased facilities are located in Sunnyvale, California; Livonia, Michigan; Bensalem, Pennsylvania; New Braunfels, Texas; Houston, Texas; and Macedonia, Ohio totaling approximately 51,532 square feet. The Company's Canadian subsidiary leases 13,815 square feet of space in Richmond Hill, Ontario. The Company leases 37,986 square feet of space in Europe, at locations in Vienna, Austria; Neuss, Germany; Bologna, Spain; Milan, Italy; Twyford, Berkshire, England; Paris, France; Madrid, Spain; Sollentuna, Sweden; and Amstelveen, Netherlands. Asian operations occupy 10,340 square feet of space collectively in Sydney and Melbourne, Australia; Quarry Bay, Hong Kong; and Beijing, China.

  Prior to the move of the Company's corporate headquarters to Anaheim, California as a result of the Exchange, the Company's executive offices were located in a leased building in Austin, Texas having a total of 96,400 square feet of space. The Company is currently negotiating to terminate the lease on this vacant facility. The Company is also currently renegotiating certain European facility leases to reduce or eliminate excess space currently occupied by the Company's European subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

  A complaint was filed on January 25, 1997, by Raster Graphics, Inc. ("Raster Graphics"), against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the former "Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleged, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the former Topaz Shareholders who founded Raster Graphics in 1987 where they participated in the development of certain inkjet technology. On April 18, 1997, Raster Graphics filed an amended complaint, dismissing its claims against the Company and amending the complaint to focus on technology relating to a test fixture that had been developed at Raster Graphics. The complaint seeks unspecified compensatory damages, punitive damages, costs and injunctive relief. The Company continues to believe that the inkjet printing technology developed by Topaz is proprietary to the Company and is not based on Raster Graphics technology, and that this lawsuit is without merit.

  A complaint was filed on October 14, 1997, by Wacom Co., Ltd. and Wacom Technology Corp. against CalComp Inc., a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California. The complaint alleged among other things, that CalComp Inc.'s sale of ULTRASLATE digitizer tablets infringes U.S. Patents Nos. 4,878,553 (now Reexamination Certificate #3325), 5,028,745 and 4,999,461 and infringes Wacom's common law trademark ULTRAPEN. Wacom's request for a preliminary injunction concerning infringement of the first two of three patents was denied by the Court on February 12, 1998. Wacom is also seeking damages and permanent injunctive relief with respect to alleged infringement of the three patents, pre-judgment interest and, among other things, has requested an award of its attorneys' fees and costs. The Company does not believe that any of the allegations made by Wacom in this suit have merit and intends to defend itself against all the claims.

  The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of any of these matters will have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


  The Company's Common Stock currently is traded on the NASDAQ National Market System under the symbol "CLCP." The following table sets forth the high and low closing bid prices of the Common Stock for the periods, since the consummation of the Exchange, as reported by the NASDAQ.

                                                                    HIGH   LOW
                                                                   ------ ------
     Year Ended December 28, 1997:
     Fourth Quarter............................................... 6 1/16 3 1/2
     Third Quarter................................................ 5 1/2  1 7/8
     Second Quarter............................................... 2 7/8  1 3/8
     First quarter................................................ 2 3/4  2 3/16
     Year Ended December 29, 1996:
     Fourth Quarter............................................... 3      2
     Third Quarter................................................ 3 3/16 1 5/8

  As of March 10, 1998, there were 311 record holders of the Company's Common Stock (which shares are believed to be beneficially owned by approximately 1,892 persons).

  The Company has never paid any dividends with respect to its Common Stock. Any future payment of dividends will be at the discretion of the Board of Directors and will depend on the financial condition and capital requirements of the Company, as well as other factors that the Board of Directors deems relevant. It is currently anticipated that the Company will retain future earnings, if any, to finance the operation and growth of its business. As long as Lockheed Martin continues to own 50 percent or more of the Common Stock, it will be able to elect the entire Board of Directors of the Company and, therefore, will be able to control all decisions with respect to its dividend policy.

ITEM 6. SELECTED FINANCIAL DATA

  The selected statement of operations and balance sheet data for each of the five years in the periods set forth below are derived from CalComp Technology, Inc.'s audited consolidated financial statements. The comparability of the selected financial data presented is significantly affected by the Exchange and the items discussed in the footnotes below. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of CalComp Technology, Inc. and related notes thereto included elsewhere herein. The following data is presented in thousands, except for per share data:

                         DECEMBER 28,   DECEMBER 29,   DECEMBER 31, DECEMBER 25, DECEMBER 26,
                             1997           1996           1995         1994         1993
                         ------------   ------------   ------------ ------------ ------------
STATEMENT OF OPERATIONS
 DATA:
Revenue.................   $200,158       $235,916       $281,655     $294,548     $300,151
Loss from operations....    (69,691)(3)    (59,580)(2)     (9,088)     (23,464)     (48,622)
Net loss................    (75,188)       (56,604)       (10,718)     (23,226)     (46,639)
Weighted average shares
 used in computing per
 share amounts..........     46,951         42,946         40,743       40,743       40,743
Basic and diluted loss
 per share(1)...........   $  (1.60)      $  (1.32)      $  (0.26)    $  (0.57)    $  (1.14)
BALANCE SHEET DATA:
Total assets............   $209,457       $276,085       $231,564     $228,312     $257,746
Long-term liabilities...     67,896         33,909          8,720        8,548        4,967

--------
(1) Loss per share amounts for all years prior to 1997 have been restated, as required, to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The adoption of Statement No. 128 resulted in no changes in per share amounts previously reported.
(2) Loss from operations includes charges of $10,090,000, related to the restructuring of the Company's operations and $10,908,000 related to the loss on the sale of the Company's headquarters facility. (See Note 2 of the "Notes to Consolidated Financial Statements").
(3) Loss from operations includes net charges of $3,788,000 related to additional restructuring of the Company's operations and $10,800,000 to reduce certain end-of-life product inventory to its estimated net realizable value. In addition, loss from operations includes a $5,873,000 realized gain on the sale of the Company's headquarters facility. (See
    Note 2 of the "Notes to Consolidated Financial Statements").

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

  The following table sets forth, for the Company's fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995, items in the consolidated statements of operations of the Company as percentages of total revenue. The table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes thereto of CalComp Technology included elsewhere herein. For more detailed information concerning the Company after consummation of the Exchange, see Item 1. Business and Note 2 of "Notes to the Consolidated Financial Statements".

PERCENTAGE OF TOTAL REVENUES

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
Revenue:
 Hardware and supplies..................       74%          68%          67%
 Service................................       17           18           20
 Sales to affiliates....................        9           14           13
                                              ---          ---          ---
   Total revenue........................      100          100          100
Cost of revenue:
 Hardware and supplies..................       93           76           72
 Service................................       89           82           72
 Sales to affiliates....................       80           70           73
                                              ---          ---          ---
   Total cost of revenue................       91           76           72
                                              ---          ---          ---
Gross profit:
 Hardware and supplies..................        7           24           28
 Service................................       11           18           28
 Sales to affiliates....................       20           30           27
                                              ---          ---          ---
   Total gross profit...................        9           24           28
Operating expenses:
 Research and development...............       12            9            6
 Selling, general and administrative....       32           30           22
 Corporate expenses from Majority
  Shareholder...........................        1            1            3
 (Gain) loss on disposal of facilities..       (3)           5          --
 Restructuring charge...................        2            4          --
                                              ---          ---          ---
   Total operating expenses.............       44           49           31
                                              ---          ---          ---
Loss from operations....................      (35)         (25)          (3)
                                              ---          ---          ---
Interest expense........................        2            1            0
Other expense (income), net.............        1           (1)           0
                                              ---          ---          ---
Loss before income taxes................      (38)         (25)          (3)
Provision for (benefit of) income taxes.      --            (1)           1
                                              ---          ---          ---
Net loss................................      (38)%        (24)%         (4)%
                                              ===          ===          ===

GENERAL

  The Company's products and services compete in several markets including CAD/CAE/CAM, presentation graphics, graphic arts, and printing and publishing. The Company's ability to successfully market its products requires adapting new technologies, such as the CrystalJet(TM) technology, and leveraging the channels of distribution in order to remain competitive. The Company encounters extensive competition in all of its lines of business with numerous other parties, depending on the particular product or market environment. The Company's business involves rapidly changing technologies resulting in continued performance improvements at lower customer prices. The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins. Many of the Company's competitors have larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that the products of existing or new competitors will not obtain greater market acceptance than the Company's products. See Item 1. "Business-- Risk Factors Affecting the Company".

  On July 23, 1996, Summagraphics Corporation ("Summagraphics") and CalComp Inc., a wholly-owned subsidiary of Lockheed Martin Corporation ("Lockheed Martin" or the "Majority Shareholder"), effected a plan of reorganization for the exchange of CalComp Inc. stock for Summagraphics stock, after which Summagraphics changed its name to CalComp Technology, Inc. ("Company") (the "Exchange"). The newly reorganized Company adopted a fiscal year ending on the last Sunday of December. For accounting purposes, CalComp Inc. was treated as the acquiring company. Therefore, the historical financial statements are those of CalComp Inc. with the accounts and results of Summagraphics included from the date of the Exchange (See Note 2 of Notes to the Consolidated Financial Statements). During fiscal 1997, the purchase price allocation for the Exchange was adjusted to reflect the differences between the current and preliminary estimate of costs incurred to terminate facility leases and actual costs incurred related to various acquisition related liabilities. These purchase price allocation revisions resulted in an adjustment to increase goodwill by $3.6 million.

  In 1997, the Company introduced its new CrystalJet(TM) product line and initiated a transition plan to eliminate certain existing output product lines and accelerate the Company's end-of-life process for those products that will be discontinued. As a result, in the third and fourth quarters of 1997, the Company recorded credit memos of $5.2 million against revenue and inventory reserves of $12.4 million to cost of sales aggregating $17.6 million, primarily to reduce accounts receivable and certain end-of-life inventories to their estimated net realizable values, respectively. Although the Company has recorded these additional reserves to reflect their estimated net realizable values, there can be no assurance that the Company will be able to liquidate this inventory and collect these receivables at their current carrying values. In addition, as the Company's sales related to these end-of-life product lines represented 24%, 28%, and 35% of the revenues of the Company for fiscal 1997, 1996 and 1995, respectively, the Company's diversity of inkjet product offerings, by the end of 1998, will be limited to the new CrystalJet(TM) line of wide-format digital printers until subsequent CrystalJet(TM) product offerings are introduced. Failure to achieve market acceptance for these products or the inability to increase manufacturing volumes to achieve production efficiencies, could have a material adverse impact on the Company's consolidated financial position and results of operations. See Item 1 "Business--Risk Factors Affecting the Company".

  In addition, the Company's strategy for its new products focuses on capturing consumable sales through establishing a strong installed base of CrystalJet(TM) products, both through CalComp branded products and through the various channels provided by the Company's strategic partners. However, there can be no assurance that the Company will be able to achieve this strategic goal.

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

  Revenues. Revenues for 1997 declined $35.8 million, or 15%, to $200.2 million from the previous year, with hardware and supplies and sales to affiliates (collectively "product revenue") down 14% and service revenue down 19%. For purposes of Management's Discussion and Analysis of the Results of Operations, revenue and gross profit from sales to affiliates have been combined with hardware and supplies revenues and gross profit, since such sales have been consummated at prices and terms that are consistent with prices and terms available to unrelated third parties. The decline in product revenue resulted primarily from decreases in product demand due to the maturity of the Company's output products compared to its competitors, the associated price reductions necessary to maintain market position and lower customer demand due to the Company's announcement of its intent to discontinue certain output products in anticipation of the release of the new CrystalJet(TM) product lines. These decreases were partially offset by increases in sales of the Company's cutter products resulting primarily from a full year of sales in 1997 compared to five months in 1996 subsequent to the Exchange. The lower service revenue compared to the prior year is a result primarily of fewer service contracts being generated due to the lower product revenue base, a lower rate of service contract renewals as older generation products are retired from service and the transition of customers to lower cost products, which traditionally do not capture the level of service contract renewals as higher priced products. The Company's foreign sales declined 23% in 1997, compared to the prior year, reflecting the decrease in demand for the Company's mature output products and the Company's responses to significant competitor pricing pressures.

  Gross Profit. Gross profit for 1997 decreased to 9% from 24% in 1996. Product gross profit decreased to 8% from 25% in the prior year while service gross profit decreased to 11% in 1997 from 18% in 1996. The decline in gross profit margin was attributable primarily to manufacturing inefficiencies resulting from decreased production volumes due to lower customer demand for the Company's mature output products, and selling price reductions for these mature products, necessitated by competitive pressures. The decrease in service gross profit is attributable to the transition to lower cost products which do not carry the same level of service margin as the older generation higher cost products which they replaced. The decline in gross profit was further impacted by the $17.6 million charge associated with the Company's decision to accelerate the transition from its current products to its new proprietary inkjet products. Excluding the effect of these charges, the gross profit percentage was 17%.

  Operating Expenses. Total operating expenses, excluding restructuring charges and the sale of the Company's headquarters facility, were $89.3 million in 1997, or 45% of revenue, compared to $94.1 million, or 40% of revenue, in 1996.

  Research and development expenses increased $2.6 million in 1997, to 12% of revenue from 9% of revenue in 1996. This higher spending level reflects costs incurred to develop the Company's new CrystalJet(TM) product line, which is expected to be the first of a new generation of products based on the Company's proprietary inkjet technology. The first of the CrystalJet(TM) products is expected to be released in the first half of 1998. The markets in which the Company's products compete are subject to rapid technological development. This rapid technological change results in the need to continually develop and bring to market new products to compete with its competitors' product offerings. The Company intends to continue its investment in the development of new products and technology to enable it to aggressively compete within its various market segments; however, the availability of research and development funds is dependent on the Company's ability to increase its revenue base, control expenses and return to profitability. Further, the availability of funds is heavily dependent on the Company's ability to obtain continued financing while it transitions to its new CrystalJet(TM) products.

  Selling, general and administrative expenses decreased $6.7 million in 1997, to 32% of revenue from 30% of revenue in 1996. The decline in spending resulted primarily from the benefits of staffing and facility consolidation as a result of restructuring actions taken in 1996 and 1997 to streamline the Company's infrastructure, as well as reductions in advertising and marketing spending as the Company phases out certain output product lines. These cost savings were partially offset by increased expenses related to a new management information systems, litigation and higher amortization expense resulting from additional intangible assets associated with the Summagraphics and Topaz acquisitions in 1996.

  Corporate expenses from Lockheed Martin decreased $0.7 million to $2.9 million in 1997 from $3.6 million in 1996. This decrease is attributable to the effect of recent acquisitions by Lockheed Martin on corporate charges whereby expenses are allocable over a larger base thereby reducing the corporate charge.

  Restructuring and Sale of Headquarters Facility. In the fourth quarter of 1996, the Company initiated a plan to restructure its operations worldwide and incurred a charge of approximately $10.1 million consisting of

$6.9 million for the elimination of an estimated 285 positions worldwide and $3.2 million for lease termination and related fixed asset disposition costs for the reorganization of the Company's European operations. During 1997, the Company incurred cash expenditures aggregating $8.0 million and non-cash charges of $0.1 million, related to severance payments, asset writedowns and lease payments for closed facilities. As of December 31, 1997, approximately $6.7 million of the 1996 restructuring charge utilized related to severance payments made to the 283 employees who have been terminated under the 1996 plan. As of December 28, 1997, substantially all of the 1996 restructuring plan had been completed, although certain lease obligations will continue through 1998. The Company recorded a $1.0 million credit in the fourth quarter of 1997 after concluding that most of the 1996 restructuring plan activities were completed or adequately provided for within the remaining restructuring accrual.

  In the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and incurred a charge of approximately $4.8 million consisting of $2.9 million for the elimination of an additional 91 positions relating to further realignment of the Company's international operations, and $1.9 million for lease termination and related fixed asset disposition costs for certain international facilities. During the fourth quarter, the Company incurred cash expenditures aggregating $0.6 million related to severance actions taken prior to year end. At December 31, 1997, the restructuring accrual approximated $5.0 million consisting of $4.2 million from the 1997 plan and $0.8 million remaining from the 1996 plan.

  During the fourth quarter of 1996, the Company decided to sell its 27.9 acre headquarters facility in Anaheim, California and wrote the facility down to its then current appraised value, less costs to sell, of $15.1 million resulting in a loss of $10.9 million. On June 24, 1997, the Company completed the sale of the facility, to Lincoln Property Company, Inc. of Dallas, Texas, and D.L.J. Real Estate Capital partners for $21.5 million, less associated costs to sell. The headquarters sale resulted in a gain on disposal of $5.9 million. Proceeds from the sale of the property were used to reduce outstanding borrowings under a line of credit the Company has with the Majority Shareholder. The Company has leased back approximately 138,500 square feet of space, or two of the ten buildings located on the property. The Company entered a one year lease with an option to continue the lease for an additional year. In accordance with the lease agreement, the Company has exercised this option to extend the lease through June 23, 1999.

  The 1997 restructuring is expected to reduce operating expenses and streamline the Company's infrastructure, resulting in approximately $3.5 million annually in reduced administrative and support expenses.

  Interest Expense. Interest expense increased to $3.0 million in 1997 from $1.0 million in 1996 due substantially to increases in the Company's outstanding balances under a line of credit with the Majority Shareholder. Also, interest expense in 1997 includes a full year of expense compared to five months in 1996 subsequent to the Exchange.

  Other Expense (Income), net. Other expense (income), net, declined $2.9 million to $1.4 million of net expense in 1997 compared to $1.5 million of net income in 1996. This decrease resulted primarily from foreign exchange transaction losses of $1.9 million in 1997 compared to a loss of $0.5 million in 1996, resulting from the strength of the U.S. dollar and its impact on the Company's international subsidiaries' U.S. dollar denominated liabilities. In addition, during 1996, the Company recorded interest income of $1.1 million resulting from a favorable determination by U.K. taxing authorities. Earnings for the Company's Japanese joint venture, which is accounted for on the equity method in other income, were consistent with the prior year.

  Income Taxes (Benefit). The 1997 net tax expense of $38,000 relates primarily to state tax expense of $0.3 million from the Company's combined state tax sharing allocations with Lockheed Martin, partially offset by the foreign tax loss carryback benefit from the Company's foreign operations. As the Company sustained a net loss in 1997, no federal income tax provision was necessary, nor was a tax benefit recorded as management determined that it was appropriate to increase the valuation allowance for deferred tax assets. It is the intention of management to assess the continued need for the valuation allowance for each period. In 1996, the income tax benefit of $2.5 million related primarily to the carryback benefit of foreign tax losses from the Company's foreign operations.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 131, "Disclosures about Segments of and Enterprise and Related Information." SFAS 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about its operating segments in financial statements for both interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, cash flows or financial position, but may increase the level of disclosure of segment information.

COMPARISON OF 1996 TO 1995

  Revenue. Revenues for 1996 declined $45.7 million, or 16%, to $235.9 million from the previous year, with product revenue down 15% and service revenues down 21%. The decline in product revenue during 1996 was $34.1 million consisting of revenue declines of approximately $55.2 million resulting primarily from continuing competitive pressures on output products, pricing actions, continuing difficulties with implementation of the ChannelWorks distribution program and difficulties and delays associated with new product introductions. Such revenue declines were partially offset by revenue growth of approximately $21.1 million resulting primarily from the addition of the Summagraphics' cutter and digitizer product lines. Service revenue declines resulted from the drop in after-market service contract sales resulting from the decline in hardware sales and the transition to lower cost products, which traditionally do not capture the same level of service contract revenue as higher cost products.

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

  Operating Expenses. Total operating expenses were $115.1 million in 1996, an increase of 31% or $27.0 million from the prior year and include a one-time restructuring charge of $21.0 million for facility write-downs and restructuring expenses. Total operating expenses prior to certain restructuring charges and facility writedowns were $94.1 million in 1996, a 7% increase from 1995 to 40% of revenue in 1996 versus 22% in 1995. Product development expenses increased $3.4 million to 9% of revenue from 6% in 1995. The increase resulted from ongoing new product development as well as expenses incurred to address product quality issues related to products introduced at the end of 1995 and in the first half of 1996. Selling, general and administrative expenses increased $7.3 million to 30% of revenue from 22% in 1995. Selling, general and administrative expense increases are attributable to expenses related to the Exchange; marketing and promotional expenses incurred to meet competitive pressures; costs associated with new management information systems; litigation; as well as the increase in goodwill amortization resulting from the Exchange and the decision to shorten CalComp Inc.'s existing goodwill amortization period from 40 years to 25 years. Corporate expenses from Lockheed Martin decreased $4.7 million to 1% of revenue from 3% in 1995 as a result of Lockheed Martin's decision to discontinue its practice of interest allocation to affiliates. The interest allocation in 1995 under this method was $4.6 million.

  Restructuring Charges. The restructuring charges incurred in the fourth quarter of 1996, of $21.0 million, consisted of $10.9 million for the write-down of the Company's headquarters facility to its estimated fair market value, in anticipation of sale, lease termination and fixed asset disposition costs of $3.2 million related to the exiting from certain facilities, and severance costs of $6.9 million associated with the elimination of 285 positions worldwide. In the fourth quarter of 1996, approximately 68 employees were terminated resulting in payouts of approximately $0.7 million.

  Interest Expense. The Company's interest expense for the year was $1.0 million relating primarily to borrowings by the Company from Lockheed Martin made pursuant to the Credit Agreements (as defined below) entered into as part of the Exchange. There were no such charges or agreements in place in 1995.

  Other Income, net. Other income, net, declined $0.4 million to $1.5 million in 1996 from $1.9 million in 1995, as a result of a reduction in earnings of $0.9 million of a Japanese joint venture which is accounted for on the equity method in other income, foreign exchange transaction losses of $0.5 million versus a gain of $0.4 million in the prior year resulting from the strength of the U.S. dollar and its impact on the Company's international subsidiaries' U.S. dollar denominated liabilities, partially offset by increases in interest income of $1.1 million resulting primarily from a favorable determination by U.K. taxing authorities that the Company is entitled to interest on certain tax amounts refunded.

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

SUPPLEMENTAL INFORMATION

  The Company uses a fifty-two, fifty-three week fiscal year which ends on the last Sunday in December. Fiscal 1997 and 1996 each contained fifty-two weeks. Fifty-three weeks were included in Fiscal 1995.

  The Company believes that the effects of inflation on its operations and financial condition are minimal.

  See Note 7 of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report for information with respect to outstanding litigation.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's recent operations have resulted in net losses of $75.2 million, $56.6 million and $10.7 million for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. The Company's main sources of financing have been a $75 million line of credit with the Majority Shareholder under the Revolving Credit and Cash Management Agreements ("Credit Agreements") and the proceeds from the sale of the Company's headquarters facility. At December 28, 1997, the Company had drawn $59.5 million against that line which was scheduled to mature in July 1998. The Company was also in violation of certain financial ratio covenants under the Credit Agreements. In January 1998, the Majority Shareholder waived compliance with those covenants, and in March 1998, the Credit Agreements were amended to extend the maturity date to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

  After determining that remaining amounts available under the line are not adequate to fund the Company's operations in the near term, the Company entered into a letter of intent in March 1998 with a bank which contemplates an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April, 2000. In addition, in March 1998, the Company entered into the Joint Development

Agreement with Kodak that provided $20 million in cash upon signing of the agreement and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. Management believes these financial resources will be sufficient to satisfy the Company's liquidity requirements through 1998. If not, the Company will be required to seek additional financing from others or pursue other financing alternatives. No assurance can be given that, if required, additional financing will be available on acceptable terms or at all.

  The Company is implementing plans to improve the Company's competitive position by introducing a new line of CrystalJet(TM) piezo inkjet printers in the first half of 1998, as well as increasing operating efficiencies. The Company anticipates that these efforts will result in improved gross margins and operating results during fiscal 1998. However, no assurances can be given that the Company will be successful in realizing these goals. Failure to achieve market acceptance for these products or the inability to timely achieve required production volumes at acceptable costs could have a material adverse impact on the Company's business.

  During fiscal 1997, the Company used $47.5 million of cash in its operations primarily to fund its continuing net losses which included $10.5 million in payments relating to the Company's reorganization and restructuring plans announced in 1996 and 1997. In addition, $10.9 million was expended on property, plant and equipment, relating primarily to purchases of tooling and equipment for the development and manufacture of the new CrystalJet(TM) product line, and $2.9 million was expended to repay preexisting Summagraphics debt. These uses of cash were funded substantially by borrowings from the Company's Majority Shareholder of $30.6 million, pursuant to the Credit Agreements, $21.1 million in net proceeds from the sale of the Company's headquarters facility in Anaheim, California and $1.1 million in net proceeds from the sale of fixed assets.

  During 1997, the Company spent $0.7 million in the implementation of new management information systems, primarily with respect to its international locations. During 1997, the Company continued to invest heavily in fixed assets at the Topaz facility, and during 1998 will use the proceeds contributed by Kodak pursuant to the Joint Development Agreement to support the development and manufacture of the new CrystalJet(TM) products. The Company has no other significant commitments for capital expenditures.

  Although the Company believes that cost savings from the restructuring of its worldwide operations, which will be substantially completed in the first half of 1998, combined with the introduction of its proprietary new CrystalJet product line, will allow the Company to better respond to intense industry competition, no assurance can be given that such goals will be realized. The Company anticipates operating losses to continue through 1998.

  For a discussion of risk factors, see Item 1. "Business--Risk Factors Affecting the Company".

  Year 2000 Compliance. Many existing computer systems, applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected to process data related to the Year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

  The Company has been investigating and continues to assess the impact, if any, which Year 2000 issues may have on its internal computer systems. Although the assessment process is not complete, based on information and estimates currently available, Year 2000 issues related to these systems will not have a material adverse effect on the operations of or on the financial results of the Company. The inability of customers, suppliers and other external enterprises with which the Company interacts to make timely changes to their own systems could have an adverse impact on the Company.

  The Company believes all of its products are Year 2000 compliant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                          PAGE
                                                                          ----
Report of Independent Auditors...........................................  25
Consolidated Balance Sheets at December 28, 1997 and December 29, 1996...  26
Consolidated Statements of Operations for the Years Ended December 28,
 1997, December 29, 1996 and December 31, 1995...........................  27
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 28, 1997, December 29, 1996 and December 31, 1995..............  28
Consolidated Statements of Cash Flows for the Years Ended December 28,
 1997, December 29, 1996 and December 31, 1995...........................  29
Notes to Consolidated Financial Statements...............................  30

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CalComp Technology, Inc.

  We have audited the accompanying consolidated balance sheets of CalComp Technology, Inc. as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalComp Technology, Inc. at December 28, 1997 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Orange County, California
January 19, 1998, except for Notes 1, 7, 8 and 13, as to which the date is March 30, 1998

                            CALCOMP TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 28, DECEMBER 29,
                                                           1997         1996
                                                       ------------ ------------
ASSETS:
Current assets:
  Cash...............................................    $  6,494     $ 15,290
  Accounts receivable (less allowance for doubtful
   accounts of $3,367 in 1997 and $4,603 in 1996)....      26,208       48,230
  Accounts receivable from affiliates................       4,428        8,633
  Inventories (Note 3)...............................      43,069       57,765
  Net assets held for sale (Note 2)..................         --        15,119
  Prepaid expenses and other current assets..........       4,783        5,866
                                                         --------     --------
    Total current assets.............................      84,982      150,903
Property, plant and equipment, net (Note 3)..........      29,048       26,891
Investments (Note 6).................................       5,682        5,022
Goodwill (net of accumulated amortization of $26,050
 in 1997 and $20,324 in 1996)........................      79,994       82,080
Other intangibles (net of accumulated amortization of
 $1,894 in 1997 and $271 in 1996)....................       5,857        7,866
Other assets.........................................       3,894        3,323
                                                         --------     --------
    Total assets.....................................    $209,457     $276,085
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................    $ 14,395     $ 27,554
  Accounts payable to affiliates.....................       5,591        4,704
  Deferred revenue...................................       6,828        9,217
  Accrued salaries and related expenditures..........       4,487        7,398
  Accrued restructuring costs (Note 2)...............       5,049        9,355
  Accrued reorganization costs (Note 2)..............       6,878        5,595
  Line of credit.....................................         --         2,948
  Other liabilities..................................      22,600       22,901
                                                         --------     --------
    Total current liabilities........................      65,828       89,672
Line of credit with Majority Shareholder (Note 8)....      59,525       28,880
Other long-term liabilities..........................       8,371        5,029
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, none issued...........................         --           --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 47,070,950 and 46,898,650 shares
   issued and outstanding on December 28, 1997 and
   December 29, 1996, respectively...................         471          469
  Additional paid-in capital.........................     287,322      286,860
  Accumulated deficit................................    (217,145)    (141,957)
  Cumulative translation adjustment..................       5,550        7,597
  Less: Treasury stock, at cost, 49,000 shares.......        (465)        (465)
                                                         --------     --------
    Total stockholders' equity.......................      75,733      152,504
                                                         --------     --------
    Total liabilities and stockholders' equity.......    $209,457     $276,085
                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      YEARS ENDED
                                         ----------------------------------------
                                         DECEMBER 28,  DECEMBER 29,  DECEMBER 31,
                                             1997          1996          1995
                                         ------------  ------------  ------------
Revenue:
  Hardware and supplies................. $   148,157   $   161,083   $   188,880
  Service...............................      34,827        43,208        54,860
  Sales to affiliates...................      17,174        31,625        37,915
                                         -----------   -----------   -----------
    Total revenue.......................     200,158       235,916       281,655
Cost of revenue:
  Hardware and supplies.................     138,061       122,649       135,880
  Service...............................      30,831        35,498        39,233
  Sales to affiliates...................      13,699        22,228        27,555
                                         -----------   -----------   -----------
    Total cost of revenue...............     182,591       180,375       202,668
                                         -----------   -----------   -----------
    Gross profit........................      17,567        55,541        78,987
Operating Expenses:
  Research and development..............      23,314        20,713        17,343
  Selling, general and administrative...      63,129        69,843        62,507
  Corporate expenses from Majority
   Shareholder (Note 5).................       2,900         3,567         8,225
  (Gain) loss on disposal of facilities
   (Note 2).............................      (5,873)       10,908           --
  Restructuring charge (Note 2).........       3,788        10,090           --
                                         -----------   -----------   -----------
Loss from operations....................     (69,691)      (59,580)       (9,088)
Interest expense........................       4,037           989           --
Other expense (income), net (Note 4)....       1,422        (1,507)       (1,942)
                                         -----------   -----------   -----------
Loss before income taxes................     (75,150)      (59,062)       (7,146)
Provision for (benefit of) income taxes
 (Note 9)...............................          38        (2,458)        3,572
                                         -----------   -----------   -----------
    Net loss............................ $   (75,188)  $   (56,604)  $   (10,718)
                                         ===========   ===========   ===========
    Basic and diluted loss per share of
     common stock....................... $     (1.60)  $     (1.32)  $     (0.26)
                                         ===========   ===========   ===========
    Weighted-average number of shares
     outstanding (Note 1)...............  46,951,243    42,945,581    40,742,957
                                         ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            NOTE
                            COMMON STOCK    ADDITIONAL              CUMULATIVE           RECEIVABLE
                          -----------------  PAID-IN   ACCUMULATED  TRANSLATION TREASURY  MAJORITY   STOCKHOLDERS'
                            SHARES   AMOUNT  CAPITAL     DEFICIT    ADJUSTMENT   STOCK   SHAREHOLDER    EQUITY
                          ---------- ------ ---------- -----------  ----------- -------- ----------- -------------
Balance at December 25,
 1994...................  40,742,957 $ 407  $ 265,243  $  (61,067)    $ 5,955    $  --    $(48,056)    $162,482
 Net decrease in
  receivable from
  stockholder...........         --    --         --          --          --        --      12,403       12,403
 Translation adjustment.         --    --         --          --        2,576       --         --         2,576
 Net loss...............         --    --         --      (10,718)        --        --         --       (10,718)
                          ---------- -----  ---------  ----------     -------    ------   --------     --------
Balance at December 31,
 1995...................  40,742,957   407    265,243     (71,785)      8,531       --     (35,653)     166,743
 Net decrease in
  receivable from
  stockholder...........         --    --         --          --          --        --      22,085       22,085
 Deemed dividend of
  receivable from
  stockholder (Note 1)..         --    --         --      (13,568)        --        --      13,568          --
 Issuance of stock for
  acquisitions..........   6,155,693    62     21,617         --          --        --         --        21,679
 Acquired treasury
  stock.................         --    --         --          --          --       (465)       --          (465)
 Translation adjustment.         --    --         --          --         (934)      --         --          (934)
 Net loss...............         --    --         --      (56,604)        --        --         --       (56,604)
                          ---------- -----  ---------  ----------     -------    ------   --------     --------
Balance at December 29,
 1996...................  46,898,650   469    286,860    (141,957)      7,597      (465)       --       152,504
 Exercise of stock
  options...............     172,300     2        462         --          --        --         --           464
 Translation adjustment.         --    --         --          --       (2,047)      --         --        (2,047)
 Net loss...............         --    --         --      (75,188)        --        --         --       (75,188)
                          ---------- -----  ---------  ----------     -------    ------   --------     --------
Balance at December 28,
 1997...................  47,070,950 $ 471  $ 287,322  $ (217,145)    $ 5,550    $ (465)  $    --      $ 75,733
                          ========== =====  =========  ==========     =======    ======   ========     ========

          See accompanying notes to consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
Operating activities:
  Net loss..............................    $(75,188)    $(56,604)    $(10,718)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
    Depreciation and amortization.......      15,041       12,631        9,845
    Restructuring charge................       3,788       10,090          --
    Restructuring payments..............      (8,094)        (735)         --
    (Gain) loss on disposal of
     facilities.........................      (5,873)      10,908          --
    Investee income.....................        (828)        (815)      (1,645)
    Net changes in operating assets and
     liabilities........................      23,625       (8,690)      11,406
                                            --------     --------     --------
      Net cash (used in) provided by
       operating activities.............     (47,529)     (33,215)       8,888
Investing activities:
  Net cash acquired in connection with
   acquisitions.........................         --         1,962          --
  Purchase of property, plant and
   equipment............................     (10,942)      (6,593)     (10,824)
  Proceeds from disposition of property,
   plant and equipment..................       1,093          135          841
  Proceeds from sale of asset held for
   sale.................................      21,121          --           --
  Dividends received....................         168          311          672
                                            --------     --------     --------
      Net cash provided by (used in)
       investing activities.............      11,440       (4,185)      (9,311)
Financing activities:
  Proceeds from line of credit with
   Majority Shareholder.................      30,645       15,380          --
  Net cash received from Majority
   Shareholder..........................         --        24,600        2,978
  Reduction in revolving line of credit.      (2,948)      (1,664)         --
  Exercise of stock options.............         464          --           --
                                            --------     --------     --------
      Net cash provided by financing
       activities.......................      28,161       38,316        2,978
Effect of exchange rate changes on cash.        (868)        (200)         770
                                            --------     --------     --------
Change in cash..........................      (8,796)         716        3,325
Cash at beginning of year...............      15,290       14,574       11,249
                                            --------     --------     --------
Cash at end of year.....................    $  6,494     $ 15,290     $ 14,574
                                            ========     ========     ========


          See accompanying notes to consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  CalComp Technology, Inc. (the "Company") is an 86.6% owned subsidiary of Lockheed Martin Corporation ("Lockheed Martin" or the "Majority Shareholder"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The financial statements do not include the accounts of AGT Holdings, Inc. and Access Graphics, Inc., which were transferred to the Majority Shareholder effective May 15, 1996. This transaction has been treated as a change in the reporting entity since the two entities are in dissimilar businesses to that of the Company and historically have been managed and financed separately by the Majority Shareholder. In addition, effective November 17, 1997, the Majority Shareholder sold its ownership interest in AGT Holdings, Inc. to an unrelated third party (Note 5).

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

  On July 23, 1996, Summagraphics Corporation ("Summagraphics") and CalComp Inc., a wholly-owned subsidiary of Lockheed Martin Corporation at that time, effected a plan of reorganization for the exchange of CalComp Inc. stock for Summagraphics stock, after which Summagraphics changed its name to CalComp Technology, Inc. ("CalComp" or "the Company") ("the Exchange"). The newly reorganized Company adopted a fiscal year ending on the last Sunday of December. For accounting purposes, CalComp Inc. was treated as the acquiring company. Therefore, the historical financial statements are those of CalComp Inc. with the accounts and results of Summagraphics included from the date of the Exchange (Note 2).

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

 Operations and Financing

  The Company's recent operations have resulted in net losses of $75.2 million, $56.6 million and $10.7 million for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. The Company's main sources of financing have been a $75 million line of credit with the Majority Shareholder under the Revolving Credit and Cash Management Agreements ("Credit Agreements") and the proceeds from the sale of the Company's headquarters facility. At December 28, 1997, the Company had drawn $59.5 million against that line which was scheduled to mature in July 1998. The Company was also in violation of certain financial ratio covenants under the Credit Agreements. In January 1998, the Majority Shareholder waived compliance with those covenants, and in March 1998, the Credit Agreements were amended to extend the maturity date to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

                           CALCOMP TECHNOLOGY, INC.

  After determining that remaining amounts available under the line are not adequate to fund the Company's operations in the near term, the Company entered into a letter of intent in March 1998 with a bank which contemplates an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April, 2000. In addition, in March 1998, the Company entered into the Joint Development Agreement with Kodak that provided $20 million in cash upon signing of the agreement and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. Management believes these financial resources will be sufficient to satisfy the Company's liquidity requirements through 1998. If not, the Company will be required to seek additional financing from others or pursue other financing alternatives. No assurance can be given that, if required, additional financing will be available on acceptable terms or at all.

  The Company is implementing plans to improve the Company's competitive position by introducing a new line of CrystalJet(TM) piezo inkjet printers, in the first half of 1998, as well as increasing operating efficiencies. The Company anticipates that these efforts will result in improved gross margins and operating results during fiscal 1998. However, no assurances can be given that the Company will be successful in realizing these goals. Failure to achieve market acceptance for these products or the inability to timely achieve required production volumes at acceptable costs could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

  In management's opinion, other sources of distribution on comparable terms would be available if there was a disruption in the business relationship with these distributors. The Company is dependent on certain limited source suppliers for key technology components used in its products. Loss of such vendor relationships could have a significant impact on the Company's near term operating results. The Company also derives a significant portion of its revenues from the sale of services and supplies related to its hardware products. The Company's products and services compete in several markets including computer aided design ("CAD"), presentation graphics, graphic arts and printing and publishing. Each of these markets have several competitors, some of them larger than the Company. The Company's ability to successfully market its products requires adapting new technologies and leveraging the channels of distribution in order to remain competitive.

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

 Revenue Recognition

  Revenue is recognized from product sales when shipments are made and from services over the term of the service contract. In certain circumstances, the Company provides customers with stock rebalancing and price protection rights that permit these distributors, retailers, and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowers the price of selected products within certain time periods. Stock rebalancing programs allow customers to return product and receive credit for the invoiced price less any post-sale pricing reductions. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

 Fiscal Year

  The Company uses a fifty-two, fifty-three week fiscal year which ends on the last Sunday in December. Fiscal 1997 and 1996 each contained fifty-two weeks. Fifty-three weeks were included in fiscal 1995.

 Concentration of Credit Risk

  The Company sells the majority of its products throughout the United States, Canada, Europe and Asia. Sales to the Company's recurring customers are generally made on an open account term while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, and such losses have been within management's expectations. No single customer represented more than 10% of sales in any year presented. Accounts receivable from the Company's two largest distributors amounted to $6,702,000 and $8,016,000 at December 1997 and 1996, respectively.

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

           Buildings.......................... 33 1/3 years
           Building improvements..............  5 to 15 years
           Machinery and equipment............  3 to 8 years
           Furniture and fixtures.............  5 to 8 years

  Depreciation expense for fiscal years 1997, 1996 and 1995 totaled $7,692,000, $7,792,000 and $8,190,000, respectively.

                           CALCOMP TECHNOLOGY, INC.

 Intangible Assets

  Intangible assets, consisting of goodwill, patents and other intangibles (which include developed technology and an assembled workforce) are being amortized using the straight-line method over the estimated useful lives ranging from five to twenty-five years.

  As of January 1, 1996, the Company re-evaluated its remaining useful life of the goodwill related to the 1986 purchase of CalComp Inc. by Lockheed Martin, which was being amortized over forty years. The Company estimated the remaining useful life at that date to be fifteen years. Accordingly, the amortization period was adjusted to reflect this change in the estimated useful life, resulting in additional goodwill amortization of approximately $1,635,000 beginning in 1996.

 Recoverability of Long Lived Assets

  In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The recoverability test is performed at a consolidated level based on undiscounted net cash flows because the assets being tested do not have identifiable cash flows that are largely independent of other asset groupings. Based upon its analysis, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at December 28, 1997. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company's operating plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during fiscal 1998. In addition, if the Company's estimate of future undiscounted cash flows should change or if the operating plan is not achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

 Stock Option Plans

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for its employee stock options because, as discussed in Note 11, the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                           CALCOMP TECHNOLOGY, INC.

 Income Taxes

  The Company's operations are included in consolidated federal and combined state income tax returns of the Majority Shareholder. The provision for income taxes is calculated on a separate return basis, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

 Reclassifications
  Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the current year presentation.

 Per Share Data

  Loss per share for fiscal 1997, 1996 and 1995 was computed based on the weighted average number of common shares outstanding during each period since common stock equivalents are antidilutive.

  The Company has adopted SFAS 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Also, the adoption of SFAS 128 resulted in no change in amounts previously reported.

 Advertising Costs

  The Company expenses advertising costs as incurred. Advertising expenditures for the years 1997, 1996 and 1995 were $5,228,000, $8,980,000 and $5,847,000, respectively.

 Supplementary Cash Flow Information

  Changes in operating assets and liabilities are as follows for the years ended in December:

                                                     1997      1996     1995
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
   Changes in operating assets and liabilities:
     Accounts receivable.......................... $ 24,500  $  7,176  $ 9,618
     Accounts receivable from affiliates..........    1,270     3,599   (8,090)
     Inventories..................................   12,683    (9,122)   4,353
     Prepaid expenses and other current assets....    1,249      (540)     487
     Other assets.................................      630       902   (2,046)
     Accounts payable.............................  (12,232)     (648)  (2,308)
     Accounts payable to affiliates...............      887     4,704      --
     Accrued salaries and related expenditures....   (2,446)     (369)    (906)
     Deferred revenue.............................   (2,389)     (905)  (2,678)
     Accrued reorganization costs.................   (2,357)    5,595      --
     Other liabilities............................    1,766   (15,212)   3,379
   Other long-term liabilities....................       64    (1,355)     172
   Decrease (increase) in net receivable from
    Majority Shareholder..........................      --     (2,515)   9,425
                                                   --------  --------  -------
   Net changes in operating assets and
    liabilities................................... $ 23,625  $ (8,690) $11,406
                                                   ========  ========  =======

                           CALCOMP TECHNOLOGY, INC.

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

  Net income taxes paid to (received from) the Majority Shareholder and foreign governments were $(1,231,000), $1,424,000, and $2,638,000 for 1997,
1996 and 1995, respectively.

  Interest paid was $4,154,000, $445,000 and $0 for 1997, 1996 and 1995,
respectively.

 Pending Adoption of New Accounting Standard

  In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS 131)." SFAS 131 establishes standards for the way in which publicly held companies report financial and descriptive information about its operating segments in financial statements for both interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, cash flows or financial position but may increase the level of disclosure of segment information.

2. RESTRUCTURING AND ACQUISITIONS

 Restructuring of Operations and Sale of Headquarters Facility

  In the fourth quarter of 1996, the Company initiated a plan to restructure its operations worldwide and provided a charge of approximately $10,090,000, consisting primarily of $6,940,000 for the elimination of an estimated 285 positions worldwide and $3,150,000 for lease termination and related fixed asset disposition costs for the reorganization of the Company's European operations. During 1997, the Company incurred cash expenditures aggregating $7,986,000 and non-cash charges of $108,000, related to severance payments, asset writedowns and lease payments for closed facilities. As of December 31, 1997, approximately $6,736,000 of the 1996 restructuring charge utilized relates to severance payments made to the 283 employees who have been terminated under the 1996 plan. As of December 28, 1997, the majority of the 1996 restructuring plan has been completed although certain lease obligations will continue through 1998. The Company recorded a $1,000,000 credit in the fourth quarter of 1997 after concluding that most of the 1996 restructuring plan activities were completed or adequately provided for within the remaining restructuring accrual.

  In the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and provided a charge of approximately $4,788,000 consisting primarily of $2,900,000 for the elimination of an additional 91 positions, relating to further realignment of the Company's international operations, and $1,888,000 for lease termination and fixed asset disposition costs for certain international facilities. During the fourth quarter, the Company incurred cash expenditures aggregating $615,000 related to severance actions taken prior to year end. At December 31, 1997, the restructuring accrual approximates $5,049,000, consisting of $4,173,000 from the 1997 plan and $876,000 remaining from the 1996 plan.

  Also in 1997, the Company initiated a transition plan to rationalize certain existing output product lines and accelerate the Company's end-of-life process for those products that will be discontinued as a result of the introduction of a new generation of inkjet products based on the Company's proprietary CrystalJet(TM) technology.

                           CALCOMP TECHNOLOGY, INC.

As a result, in the third and fourth quarters of 1997, the Company recorded credit memos of $5,200,000 against revenue and inventory reserves of $12,400,000 to cost of sales in the accompanying 1997 statement of operations to reduce accounts receivable and certain end-of-life product inventory to their estimated net realizable values, respectively.

  During the fourth quarter of 1996, the Company decided to sell its 27.9 acre headquarters facility in Anaheim, California and wrote the facility down to its then appraised value, less costs to sell, of $15,119,000, resulting in a loss of $10,908,000. On June 24, 1997, the Company completed the sale of the facility to Lincoln Property Company, Inc. of Dallas, Texas, and D.L.J. Real Estate Capital partners for $21,500,000, less associated costs to sell. The headquarters sale resulted in a gain on disposal of $5,873,000. Proceeds from the sale of the property were used to reduce outstanding borrowings under a line of credit the Company has with the Majority Shareholder. The Company has leased back approximately 138,500 square feet of space, or two of the ten buildings located on the property under a one year lease with an option to continue the lease for an additional year. In accordance with the lease agreement, the Company has exercised this option to extend the lease through June 23, 1999.

  The restructuring and sale of the headquarters facility are expected to reduce operating expenses and streamline the Company's infrastructure.

 Acquisition of Summagraphics Corporation

  In July 1996, the Company completed a Plan of Reorganization (the "Exchange") for the exchange of Stock of CalComp Inc. for Stock of Summagraphics Corporation. Pursuant to this Exchange, the Company issued to Lockheed Martin 40,742,957 shares of Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. As a result of the exchange, Lockheed Martin acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company changed its name to CalComp Technology, Inc. and changed its year end from May 31 to the last Sunday of December.

  The purchase was accounted for as a "reverse acquisition" whereby CalComp Inc. was deemed to have acquired CalComp Technology, Inc. (formerly Summagraphics Corporation) for financial reporting purposes. However, CalComp Technology, Inc. remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with reverse acquisition accounting, the historical financial statements of the Company presented for the year ended December 31, 1995 are the consolidated financial statements of CalComp Inc. and differ from the consolidated financial statements of the Company previously reported. In addition, the historical stockholders' equity as of December 31, 1995 has been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange. The accounts and results of operations of CalComp Technology, Inc. have been included in the financial statements from the date of acquisition and reflect purchase price allocations and adjustments.

  In connection with the Exchange, the Company had accrued $7,358,000 relating to the termination of facility leases and other costs and $4,612,000 related to severance costs. During 1996, the Company made all severance payouts. During 1997, the purchase price allocation for the Exchange was adjusted to reflect differences between the current and preliminary estimate of costs incurred to terminate facility leases and to reflect actual costs incurred related to various acquisition liabilities. This purchase price allocation adjustment resulted in an increase to goodwill and the reorganization accrual on the consolidated balance sheet of $3,640,000. The Company has expended $2,357,000 and $1,763,000 in 1997 and 1996, respectively, related to lease termination and rent payments on these facilities.

                           CALCOMP TECHNOLOGY, INC.

 Acquisition of Topaz Technologies, Inc.

  In November 1996, the Company acquired Topaz Technologies, Inc. ("Topaz"), a privately held company located in Sunnyvale, California in exchange for 1,500,000 shares of the Company's Common Stock and $750,000 in cash. Topaz became a wholly owned subsidiary of CalComp Technology, Inc. As a result of the acquisition, which was accounted for using the purchase method of accounting, the Company acquired $5.9 million in assets and assumed $1.6 million in liabilities and the results of operations of Topaz are consolidated with the Company's subsequent to the acquisition date. Topaz is a developer and manufacturer of proprietary inkjet printing technology. The Company anticipates the introduction of a new generation of CrystalJet(TM) inkjet products based on this new proprietary technology in the first half of 1998. The CrystalJet(TM) products being introduced will replace most existing output products.

3. BALANCE SHEET INFORMATION

  Additional information for certain balance sheet accounts is as follows as of December:

                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Net inventories:
        Raw materials and purchased components.............. $ 11,042  $ 16,719
        Work in process.....................................      434       699
        Finished goods......................................   31,593    40,347
                                                             --------  --------
                                                             $ 43,069  $ 57,765
                                                             ========  ========
      Property, plant and equipment:
        Land, buildings and building improvements........... $  6,330  $  6,330
        Machinery and equipment.............................   40,982    47,090
        Furniture and fixtures..............................    3,183     7,423
                                                             --------  --------
                                                               50,495    60,843
        Less accumulated depreciation.......................  (21,447)  (33,952)
                                                             --------  --------
                                                             $ 29,048  $ 26,891
                                                             ========  ========

4. OTHER EXPENSE (INCOME), NET

  Other expense (income) consists of the following components for the years ended in December:

                                                      1997    1996     1995
                                                     ------  -------  -------
                                                         (IN THOUSANDS)
      The Company's share of equity investee
       earnings..................................... $ (828) $  (815) $(1,645)
      Foreign exchange transaction loss (gain)......  1,891      544     (360)
      Interest income...............................   (245)  (1,388)    (268)
      Other expense, net............................    604      152      331
                                                     ------  -------  -------
          Total..................................... $1,422  $(1,507) $(1,942)
                                                     ======  =======  =======

5. TRANSACTIONS WITH MAJORITY SHAREHOLDER AND AFFILIATES

  The Majority Shareholder has billed the Company for certain corporate general and administrative costs under a formula acceptable for the United States Department of Defense contracting purposes. Additionally, prior to 1996, the Majority Shareholder had billed the Company for interest based on the Majority Shareholder's cost

                           CALCOMP TECHNOLOGY, INC.

of borrowed funds. This allocation of interest is included in corporate expenses from Majority Shareholder on the consolidated statement of operations. Subsequent to July 23, 1996, the Majority Shareholder has charged the Company interest based on the terms of the credit agreement between the parties (Note 8). The interest expense, subsequent to July 23, 1996, based on the credit agreement, is included in interest expense on the consolidated statement of operations. Amounts charged to the Company, and included in Corporate expenses from Majority Shareholder were as follows for the years ended in December:

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Corporate general and administrative................ $2,900 $3,567 $3,578
      Interest............................................    --     --   4,647
                                                           ------ ------ ------
                                                           $2,900 $3,567 $8,225
                                                           ====== ====== ======

  Additionally, the Company has entered into support agreements with the Majority Shareholder. The agreements provide, among other things, that the Majority Shareholder undertake to provide certain services for and at the request of the Company including, but not limited to, administration of the pension and savings plan, legal and other general administrative services, and group medical, liability and workers' compensation insurance. Expenses are allocated to the Company based on actual amounts incurred on behalf of the Company plus estimated overhead related to such amounts. Amounts billed to the Company were $4,223,000, $2,988,000 and $3,981,000 for 1997, 1996 and 1995,
respectively. Such amounts are allocated to various cost elements in the financial statements based on relevant factors which include headcount and square footage.

  The Company purchases certain components from Lockheed Martin Commercial Electronics, a division of the Majority Shareholder. Purchases amounted to $4,273,000, $10,059,000 and $10,503,000 for the years ended December 1997,
1996 and 1995, respectively. Purchases from Lockheed Martin Commercial Electronics were made at prices and terms similar to those available from unrelated vendors.

  Accounts payable to these affiliates aggregated $5,591,000 and $4,704,000 as of December 1997 and 1996, respectively.

  The Majority Shareholder had, until July 23, 1996, a centralized domestic cash management system whereby the Company's cash surplus was transferred to the Majority Shareholder's accounts on a daily basis and cash disbursements were funded by the Majority Shareholder, as needed, to maintain the disbursement account at a zero balance. Since that date, the Company requests cash as needed to fund operations based on the credit agreement (Note 8) with the Majority Shareholder. These requests are processed as borrowings against the credit agreement with the Majority Shareholder. Excess funds are transferred to the Majority Shareholder as payments toward previous borrowings. On July 23, 1996, the Company reclassified the net receivable of $13,568,000 from the Majority Shareholder to accumulated deficit to reflect a deemed dividend of the Company's net receivable from the Majority Shareholder.

  The Company sells computer graphics equipment to Access Graphics, Inc. ("Access Graphics") for resale. The Company transferred its ownership interest in AGT Holdings, Inc., the parent company of Access Graphics, to the Majority Shareholder on May 15, 1996. In addition, effective November 17, 1997, the Majority Shareholder sold its ownership interest in AGT Holdings, Inc. to an unrelated third party. As a result, sales to Access Graphics for 1997, aggregating $6,401,000, are included in hardware and supplies revenue on the consolidated statement of operations. Sales to Access Graphics for 1996 and 1995 are included in sales to affiliates on the consolidated statements of operations and totaled $9,055,000 and $19,722,000, respectively.

  End user sales to other affiliated companies, including sales to NS CalComp KK (Note 6), were $17,174,000, $22,570,000 and $18,193,000 during 1997, 1996, and 1995, respectively. Sales to related parties have been consummated at prices and terms consistent with similar transactions with unrelated third parties.

                           CALCOMP TECHNOLOGY, INC.

  Accounts receivable from these affiliates related to such sales aggregated $4,428,000 and $8,633,000 as of December 1997 and 1996, respectively.

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

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                               (UNAUDITED)
                                                             (IN THOUSANDS)
      Balance sheets:
        Current assets.................................. $33,760 $30,231 $35,534
        Total assets....................................  36,617  33,508  39,581
        Current liabilities.............................  18,050  13,896  20,351
        Total liabilities...............................  18,421  14,264  20,813
      Statements of operations:
        Net sales....................................... $57,172 $60,184 $66,703
        Gross profit....................................  20,332  21,790  26,872
        Net earnings....................................   1,514   1,765   2,727

  As of December 28, 1997, the carrying value of the Company's investment is less than the underlying equity in NSCC's net assets due to the profit in NSCC's inventory that has not been realized through sales to third party customers, a cumulative translation gain and differences resulting from stock sales by NSCC. As of December 28, 1997, $5,945,000 of consolidated retained earnings was represented by the undistributed net earnings of NSCC. Sales to NSCC amounted to $16,130,000, $20,602,000 and $16,815,000 in 1997, 1996, and
1995, respectively. Accounts receivable from NSCC are $4,399,000 and $5,608,000 as of December 1997 and 1996, respectively, and are included in accounts receivable from affiliates in the consolidated balance sheets.

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

  Minimum rental payments under noncancelable operating leases are $3,194,000 in 1998, $2,613,000 in 1999, $1,920,000 in 2000, $1,729,000 in 2001,
$1,099,000 in 2002 and $1,855,000 thereafter. However, due to the Company's restructuring program (Note 2), certain operating leases are being renegotiated to reduce or eliminate commitments and, if successful, these future minimum rental payments could be substantially reduced.

  Rent expense was $4,075,000, $2,200,000 and $3,700,000 in 1997, 1996 and
1995, respectively.

 Legal Proceedings

  A complaint was filed on January 25, 1997, by Raster Graphics, Inc. ("Raster Graphics"), against Topaz, the former shareholders of Topaz, Andreas Bibl, Deane Gardner and John Higginson (the former

                           CALCOMP TECHNOLOGY, INC.

"Shareholders"), and the Company in California Superior Court in Santa Clara County. The complaint alleged, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the former Topaz Shareholders who founded Raster Graphics in 1987 while they participated in the development of certain inkjet technology. On April 18, 1997, Raster Graphics filed an amended complaint, dismissing its claims against the Company and amending the complaint to focus on technology relating to a test fixture that had been developed at Raster Graphics. The complaint seeks unspecified compensatory damages, punitive damages, costs and injunctive relief. The Company continues to believe that the inkjet printing technology developed by Topaz is proprietary to Topaz and is not based on Raster Graphics technology and that this lawsuit is without merit.

  A complaint was filed on October 14, 1997, by Wacom Co., Ltd. and Wacom Technology Corp. against CalComp Inc., a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that CalComp Inc.'s sale of ULTRASLATE digitizer tablets infringes U.S. Patents Nos. 4,878,553 (now Reexamination Certificate #3325), 5,028,745 and 4,999,461 and infringes Wacom's common law trademark ULTRAPEN. Wacom's request for a preliminary injunction concerning infringement of the first two of the three patents was denied by the Court on February 12, 1998. Wacom is also seeking damages and permanent injunctive relief with respect to alleged infringement of the three patents, pre-judgment interest and, among other things, has requested an award of its attorneys' fees and costs. The Company does not believe that any of the allegations made by Wacom in this suit have merit and intends to defend itself against all the claims.

  The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

 Environmental Matters

  In connection with the June 1997 sale of the Company's headquarters facility in Anaheim, California, the Company agreed to remain obligated to address certain environmental conditions which existed at the site prior to the closing of the sale. In addition, Lockheed Martin, the Company's Majority Shareholder, has guaranteed the performance of the Company under this environmental agreement.

  In 1988, the Company submitted a plan to the California Regional Water Quality Control Board ("the Water Board") relating to its facility in Anaheim, California. This plan contemplated site assessment and monitoring of soil and ground water contamination. In 1997, the Company, at the request of the Water Board, submitted work plans to conduct offsite water investigations and onsite soil remediation. The initial phase of work commenced in January 1998. As of December 28, 1997, the Company has established reserves which it considers to be adequate to cover the cost of investigations and tests required by the Water Board, any additional remediation that may be requested and potential costs of continued monitoring of soil and groundwater contamination, if required.

  The Company believes that it has adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect on its consolidated financial condition or results of operations.

  Effective January 1, 1997, the Company adopted the American Institute of Certified Public Accounts' Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities." In addition to providing a nonauthoratative discussion of major federal legislation dealing with environmental matters, SOP 96-1 also provides authoritative guidance on certain remediation liabilities. The impact of the adoption of this SOP was not material to the Company's consolidated results of operations, financial position or cash flows.

                           CALCOMP TECHNOLOGY, INC.

8. INDEBTEDNESS

 Credit Agreements with Majority Shareholder


  In July 1996, the Company and the Majority Shareholder entered into two separate agreements; the Revolving Credit Agreement and the Cash Management Agreement, collectively referred to as the "Credit Agreements". The Revolving Credit Agreement was subsequently amended and restated, pursuant to which the Majority Shareholder will provide, from time to time, financing of up to $73,000,000 for repayment of specified indebtedness and general corporate purposes, including financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement contained certain negative and affirmative covenants. As of December 28, 1997, the Company was in breach of certain of these financial covenants. On January 22, 1998, the Majority Shareholder waived compliance with these covenants. In March 1998, the Revolving Credit Agreement was further amended to extend the maturity date from July 22, 1998 to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Revolving Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

  The Revolving Credit Agreement bears interest, at the Company's option, at either (1) a rate per annum equal to the higher of the federal funds rate as published in the Federal Reserve System plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York as its "prime" rate or (2) LIBOR plus 2.0%. There is no required prepayment or scheduled reduction of availability of loans under the Agreement.

  The Cash Management Agreement provides cash advances of up to $2,000,000 to the Company by the Majority Shareholder for cash shortfalls. In March 1998, the Cash Management Agreement was amended to extend the maturity date from June 1, 1998 to January 31, 1999. The agreement bears interest equal to the Federal Funds Rate.

  As of December 28, 1997, the Company has an aggregate outstanding balance under the Credit Agreements of $59,500,000 with interest rates ranging from 5.29% to 7.69%.

 Secured Agreement with Bank

  After determining that remaining amounts available under the line were not adequate to fund the Company's operations in the near term, the Company entered into a letter of intent in March, 1998 with a bank which contemplates an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April, 2000.

9. TAXES BASED ON INCOME

  The provision for (benefit of) income taxes consists of the following for years ended in December:

                                                         1997    1996     1995
                                                         -----  -------  ------
                                                            (IN THOUSANDS)
      Current:
        Federal......................................... $ --   $   --   $  --
        State...........................................   334     (201)    (54)
        Foreign.........................................  (296)  (2,257)  3,626
                                                         -----  -------  ------
                                                         $  38  $(2,458) $3,572
                                                         =====  =======  ======

                           CALCOMP TECHNOLOGY, INC.

  The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on loss before income taxes and equity in income from subsidiaries excluded from the Exchange:

                                                      1997      1996     1995
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
      Computed income taxes using statutory tax
       rate.......................................  $(26,303) $(20,672) $(2,501)
      Increases (reduction) from:
        Operating losses without current tax
         benefit..................................    16,701     9,259    3,932
        Foreign taxes at rates other than
         statutory rate...........................     7,988     3,573    1,765
        Goodwill amortization.....................     1,347     1,686      550
        State taxes, net of federal benefit.......       217      (131)     (82)
        Minority interest.........................      (211)     (251)    (576)
        Write down of facility without current tax
         benefit..................................       --      4,078      --
        Foreign withholding tax...................       --        --       484
        Other.....................................       299       --       --
                                                    --------  --------  -------
                                                    $     38  $ (2,458) $ 3,572
                                                    ========  ========  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at December 28, 1997 and December 29, 1996 were as follows:

                                                              1997      1996
                                                            --------  --------
                                                              (IN THOUSANDS)
Deferred tax liabilities related to:
  Excess of purchase book value over tax basis of property,
   plant and equipment..................................... $  1,729  $  3,435
  Depreciation methods.....................................    2,072     2,072
  Prepaid pension costs....................................      986     1,143
                                                            --------  --------
                                                               4,787     6,650
Deferred tax assets related to:
  Inventories..............................................   12,145    15,433
  Accumulated postretiree medical benefit obligation.......    1,838     1,476
  Accrued liabilities......................................    5,660     5,311
  Accrued compensation and benefits........................      869     2,901
  Accounts receivable......................................    1,421     1,287
  Foreign net operating loss carryover.....................    8,750       --
  Net operating loss carryover.............................   50,567    20,505
  Foreign tax credit carryover.............................   16,671    22,305
  Other, net...............................................        2       212
                                                            --------  --------
                                                              97,923    69,430
                                                            --------  --------
  Valuation allowance for deferred tax assets..............  (93,136)  (62,780)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

  The Company has provided a valuation allowance for its net deferred tax assets because of the likelihood that it will not be able to realize those assets during their carry forward or turnaround periods.

                           CALCOMP TECHNOLOGY, INC.

  The Company has a net operating loss for federal income tax purposes of $119,000,000 expiring in years through 2012. The Federal net operating loss also includes $25,000,000 of expired tax credit carryover that was converted into net operating loss carry forward in 1997. Also, the Company has foreign net operating loss carry forwards in various European countries aggregating $23,000,000. Additionally, the Company has foreign tax credits of $16,700,000 expiring in years 1998 to 2001.

  For financial reporting purposes, loss before income taxes and equity in income from subsidiaries excluded from the exchange included the following components for the years ended in December:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Pretax income (loss):
  United States................................... $(51,929) $(42,404) $(11,079)
  Foreign.........................................  (23,221)  (16,658)    3,933
                                                   --------  --------  --------
                                                   $(75,150) $(59,062) $ (7,146)
                                                   ========  ========  ========

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $15,000,000 at December 28, 1997. Approximately $9,000,000 of those earnings are considered to be indefinitely reinvested. Distribution of foreign earnings, including the cumulative translation adjustment component, would not create a residual U.S. tax liability due to the availability of foreign tax credits to offset U.S. taxes. Withholding taxes of approximately $260,000 would be payable upon the remittance of the portion of the foreign earnings which is considered permanently reinvested.

10. EMPLOYEE BENEFIT PLANS

 A. Defined Benefit Plan

  Substantially all of the Company employees are covered by a contributory defined benefit plan sponsored by the Majority Shareholder. Normal retirement age is 65, but provision is made for earlier retirement. Benefits are based on salary and years of service. Substantially all benefits are paid from funds previously provided to trustees. The Majority Shareholder's funding policy is to make contributions that are consistent with U.S. government cost allowability and Internal Revenue Service deductibility requirements, subject to the full funding limits of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions made by the Majority Shareholder on behalf of the Company's employees are billed to the Company. In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," (SFAS 87), the cumulative net difference for all periods since SFAS 87 was adopted between amounts contributed to the plan and amounts recorded as net pension cost is recorded in the consolidated balance sheet. The Company has a supplemental executive retirement plan which is not material. Under this plan, benefits are paid directly by the Company and charged against liabilities previously accrued.

  Net pension cost for the years ended in December, as determined in accordance with SFAS 87, was:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
      Service cost--benefits accrued during the
       year........................................  $ 1,776  $ 2,016  $ 1,954
      Interest cost on projected benefit
       obligation..................................    2,902    2,794    2,756
      Actual return on plan assets.................   (8,943)  (6,689)  (2,824)
      Net amortization and deferral................    4,703    2,916     (341)
      Employee contributions.......................     (281)    (359)    (479)
                                                     -------  -------  -------
                                                     $   157  $   678  $ 1,066
                                                     =======  =======  =======

                           CALCOMP TECHNOLOGY, INC.

  An analysis of the funded status of the plan follows as of December:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
      Plan assets at fair value..............................  $58,291  $50,805
      Actuarial present value of benefit obligation:
        Vested benefits......................................   32,170   29,946
        Nonvested benefits...................................      848    1,118
                                                               -------  -------
      Accumulated benefit obligation.........................   33,018   31,064
      Effect of future salary increases......................    4,375    4,464
                                                               -------  -------
      Projected benefit obligation...........................   37,393   35,528
                                                               -------  -------
      Plan assets in excess of projected benefit obligation..  $20,898  $15,277
                                                               -------  -------
      Consisting of:
        Unrecognized net asset at initial application of SFAS
         87..................................................  $   222  $   497
        Unrecognized prior service cost......................     (303)     (49)
        Unrecognized net gain................................   18,333   12,026
        Prepaid pension asset................................    2,646    2,803
                                                               -------  -------
                                                               $20,898  $15,277
                                                               =======  =======

  Plan assets are comprised of approximately 55% equity securities and 45% fixed income securities including cash equivalents. Actuarial determinations were based on various assumptions as illustrated in the following table. Net pension costs in 1997, 1996 and 1995 were based on assumptions in effect at the end of the respective preceding year. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates.

                                                               1997  1996  1995
                                                               ----- ----- -----
      Discount rate on benefit obligations...................  7.50% 7.75% 7.50%
      Average of full-career compensation increases for those
       employees whose benefits are affected by compensation
       levels................................................  6.00% 6.00% 6.00%
      Expected long-term rate of return on plan assets.......  9.25% 9.00% 8.80%

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

  Under the accrual accounting methods of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions," (SFAS 106), the present value of the actuarially determined expected future cost of providing medical benefits is attributed to each year of employee service. The service and interest cost recognized each year is added to the accumulated postretiree medical

                           CALCOMP TECHNOLOGY, INC.

benefit obligation. Net retiree medical benefit costs as determined under SFAS 106 for the years ended in December were:

                                                           1997   1996   1995
                                                           -----  -----  -----
                                                            (IN THOUSANDS)
      Service cost--benefits earned during the year....... $ 276  $ 325  $ 304
      Interest cost on accumulated post retiree medical
       benefit obligation.................................   534    492    590
      Actual return on plan assets........................  (289)  (194)  (129)
      Net amortization....................................   (20)   (20)   --
                                                           -----  -----  -----
                                                            $501  $ 603  $ 765
                                                           =====  =====  =====

  The Company has implemented funding approaches to help manage future retiree medical costs. A 401(h) trust and a VEBA trust have been established to pre-fund benefit payments. At December 28, 1997, this trust held $3,872,000 in short term investment fund accounts. Earnings on trust assets are recorded as a reduction to annual SFAS 106 costs.

  Under SFAS 106, actual medical benefit payments to retirees reduce the Company's accumulated postretiree medical benefit obligation, and any trust funding reduces the unfunded portion of this obligation on the Company's balance sheet. An analysis of the funded status of the retiree medical benefit plan follows for the years ended December:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
      Actuarial present value of benefit obligation:
        Retirees.............................................  $ 8,116  $ 4,767
        Employees eligible to retire.........................      823      789
        Employees not eligible to retire.....................    1,612    1,646
                                                               -------  -------
      Accumulated postretirement benefit obligation..........   10,551    7,202
      Plan assets at fair value..............................   (3,872)  (2,902)
                                                               -------  -------
      Accumulated postretirement benefit obligation in excess
       of plan assets........................................    6,679    4,300
      Unrecognized net loss..................................   (3,360)    (721)
      Unrecognized prior service cost........................      138      158
                                                               -------  -------
      Accrued postretirement benefit unfunded liability......  $ 3,457  $ 3,737
                                                               =======  =======

  Actuarial determinations were based on various assumptions, as illustrated in the following table. Net retiree medical costs were based on assumptions in effect at the end of the respective preceding years. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates.

                                                               1997  1996  1995
                                                               ----  ----  ----
      Discount rate........................................... 7.75% 7.75% 7.50%
      Expected long-term rate of return on plan assets........ 9.25% 9.00% 8.80%
      Range of medical trend rates:
        Initial:
          Pre-65 retirees..................................... 8.00% 8.00% 8.00%
          Post-65 retirees.................................... 8.00% 8.00% 8.00%
        Ultimate:
          Pre-65 retirees..................................... 4.50% 4.50% 4.50%
          Post-65 retirees.................................... 2.00% 2.00% 2.00%

                           CALCOMP TECHNOLOGY, INC.

  Long-term medical trend rates are applicable to the calculation of benefit obligations for pre-65 and post-65 retirees after 6 and 11 years, respectively, in 1997, 7 and 12 years, respectively, in 1996 and 8 and 13 years, respectively, in 1995.

  An increase of one percentage point in the assumed medical trend rates would result in a 10.4% increase in accumulated postretirement benefit obligation to $11,647,000 at December 28, 1997, and a 1997 net retiree medical benefit cost under SFAS 106 of approximately $610,000. The Company believes that the cost containment features the Majority Shareholder has previously adopted and the funding approaches under way will allow it to effectively manage its retiree medical expenses. The Company and the Majority Shareholder will continue to monitor the costs of retiree medical benefits and may further modify the plans if circumstances warrant.

 C. Defined Contribution Plan

  The Company's Majority Shareholder maintains contributory 401(k) savings plans for salaried and hourly employees of the Majority Shareholder and its subsidiaries, which cover substantially all employees. Employees' eligible contributions are matched by the Majority Shareholder at a 50% rate. The Majority Shareholder charged to the Company expenses of $1,034,000, $1,131,000 and $1,152,000 in 1997, 1996 and 1995, respectively, for contributions made on behalf of the Company's employees.

11. STOCK PLANS

 A. Common Stock Reserved

  The following shares of common stock are reserved for issuance at December 28, 1997:

      1996 stock option plan......................................... 1,990,500
      1987 stock option plan.........................................   367,000
      Warrants.......................................................    52,500
                                                                      ---------
                                                                      2,410,000
                                                                      =========

 B. Stock Option Plans

  The Company's Board of Directors has adopted the CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees ("the Plan"). Under the terms of the Plan, eligible key employees can receive options to purchase the Company's common stock or stock appreciation rights at prices not less than the fair value of the Company's common stock on the date of grant. Options and rights granted under the Plan generally vest over a three year period and expire ten years after the date of grant or six months after termination of employment.

  In connection with its acquisition of Summagraphics Corporation, the Company assumed 705,662 options outstanding under the Summagraphics 1987 Stock Plan at prices ranging from $.01 to $9.00 per share and which expire through 2005.

                           CALCOMP TECHNOLOGY, INC.

  A summary of changes in stock issuable under employee option plans follows:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
      Outstanding at December 31, 1995..............       --
        Options assumed through acquisition.........   705,662       $4.48
        Granted.....................................   885,500        1.91
        Canceled....................................  (132,273)       4.13
                                                     ---------       -----
      Outstanding at December 29, 1996.............. 1,458,889        2.95
        Granted.....................................   573,000        2.85
        Exercised...................................  (172,300)       2.70
        Canceled....................................  (323,139)       2.74
                                                     ---------       -----
      Outstanding at December 28, 1997.............. 1,536,450       $2.99
                                                     =========       =====

  As of December 28, 1997, there were 821,050 shares available for future grants under the plan.

  The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 28, 1997, were as follows:

                                  OUTSTANDING                  EXERCISABLE
                     ------------------------------------- --------------------
                                                  WEIGHTED             WEIGHTED
                      NUMBER OF  WEIGHTED AVERAGE AVERAGE              AVERAGE
       RANGE OF        SHARES       REMAINING     EXERCISE   SHARES    EXERCISE
    EXERCISE PRICES  OUTSTANDING CONTRACTUAL LIFE  PRICE   EXERCISABLE  PRICE
    ---------------  ----------- ---------------- -------- ----------- --------
   $1.75 to $2.31...   680,100         8.76        $1.94     206,800    $1.94
   $2.38 to $3.13...   548,250         8.40        $2.88      92,730    $2.97
   $3.50 to $9.00...   308,100         1.80        $5.50     274,434    $5.60

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rate of 6.3%; dividends yield of 0%; volatility of the expected market price of the Company's common stock of 1.1; and a weighted-average expected life of the option of five years.

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

                           CALCOMP TECHNOLOGY, INC.

  The weighted-average fair values of options granted to employees during 1997 and 1996 were $2.85 and $1.64, respectively. The Company granted no options in 1995. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                         1997          1996
                                                     ------------  ------------
      Pro Forma:
        Net loss.................................... $    (76,113) $    (56,849)
        Basic and diluted loss per Common Share..... $      (1.62) $      (1.32)

 C. Warrants

  The terms of warrants to acquire shares of common stock are as follows at December 28, 1997:

             WARRANTS                   PRICE                                 EXPIRATION DATE
             --------                   -----                                 ---------------
              15,000                    $2.00                                 March 7, 2006
              37,500                    $1.75                                 December 6, 2000
              ------
              52,500
              ======

                           CALCOMP TECHNOLOGY, INC.

12. FINANCIAL INFORMATION RELATING TO SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

  The Company operates in one industry segment, the manufacture, sale and support of computer graphics products. A summary of the Company's net sales, loss from operations and identifiable assets by geographic area is as follows (in thousands):

                                             YEAR ENDED DECEMBER 28, 1997
                             ----------------------------------------------------------------
                                                                      MAJORITY
                              NORTH              PACIFIC             SHAREHOLDER
                             AMERICA    EUROPE     RIM    ELIMINATED ALLOCATION  CONSOLIDATED
                             --------  --------  -------  ---------- ----------- ------------
   Sales to unaffiliated
    customers..............  $ 88,170  $ 78,445  $16,369   $    --     $   --      $182,984
   Sales to affiliated cus-
    tomers.................    17,174       --       --         --         --        17,174
   Transfers between geo-
    graphical areas........    74,839     9,055      --     (83,894)       --           --
                             --------  --------  -------   --------    -------     --------
   Net sales...............  $180,183  $ 87,500  $16,369   $(83,894)   $   --      $200,158
                             ========  ========  =======   ========    =======     ========
   Income (loss) from oper-
    ations.................  $(42,105) $(25,424) $   (84)  $    822    $(2,900)    $(69,691)
                             ========  ========  =======   ========    =======     ========
   Identifiable assets.....  $113,459  $ 66,311  $35,513   $ (5,826)   $   --      $209,457
                             ========  ========  =======   ========    =======     ========
                                             YEAR ENDED DECEMBER 29, 1996
                             ----------------------------------------------------------------
                                                                      MAJORITY
                              NORTH              PACIFIC             SHAREHOLDER
                             AMERICA    EUROPE     RIM    ELIMINATED ALLOCATION  CONSOLIDATED
                             --------  --------  -------  ---------- ----------- ------------
   Sales to unaffiliated
    customers..............  $ 84,522  $101,405  $18,364   $    --     $   --      $204,291
   Sales to affiliated
    customers..............    31,625       --       --         --         --        31,625
   Transfers between
    geographical areas.....    78,441     6,216      --     (84,657)       --           --
                             --------  --------  -------   --------    -------     --------
   Net sales...............  $194,588  $107,621  $18,364   $(84,657)   $   --      $235,916
                             ========  ========  =======   ========    =======     ========
   Income (loss) from
    operations.............  $(36,452) $(18,814) $  (969)  $    222    $(3,567)    $(59,580)
                             ========  ========  =======   ========    =======     ========
   Identifiable assets.....  $148,065  $ 95,288  $39,652   $ (6,920)   $    --     $276,085
                             ========  ========  =======   ========    =======     ========
                                             YEAR ENDED DECEMBER 31, 1995
                             ----------------------------------------------------------------
                                                                      MAJORITY
                              NORTH              PACIFIC             SHAREHOLDER
                             AMERICA    EUROPE     RIM    ELIMINATED ALLOCATION  CONSOLIDATED
                             --------  --------  -------  ---------- ----------- ------------
   Sales to unaffiliated
    customers..............  $ 95,821  $122,177  $25,742   $     --    $   --      $243,740
   Sales to affiliated
    customers..............    37,915       --       --         --         --        37,915
   Transfers between
    geographical areas.....    83,579       --       --     (83,579)       --           --
                             --------  --------  -------   --------    -------     --------
   Net Sales...............  $217,315  $122,177  $25,742   $(83,579)   $   --      $281,655
                             ========  ========  =======   ========    =======     ========
   Income (loss) from
    operations.............  $ (6,035) $  1,974  $ 1,966   $  1,232    $(8,225)    $ (9,088)
                             ========  ========  =======   ========    =======     ========
   Identifiable assets.....  $145,186  $ 78,966  $15,023   $ (7,611)   $   --      $231,564
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

                           CALCOMP TECHNOLOGY, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


13. SUBSEQUENT EVENT

  On March 29, 1998, the Company entered into a five-year Patent License and Joint Development Agreement with Kodak covering the joint development of the Company's technology into a range of products, printers and consumables for commercial applications. Under the terms of the agreement, Kodak will contribute up to $36 million, $20 million of which was advanced to the Company upon signing of the agreement, and the reminder of which will be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. The agreement also calls for Kodak to pay royalties on the net selling price of Kodak products sold that use the licensed technology.

  In addition to the license, the Company granted to Kodak a warrant for 8 million shares of its Common Stock with an exercise price of $3.88, vesting 50 percent on the first anniversary of the agreement and 50 percent on the second anniversary of the agreement. The warrant expires on the seventh anniversary of the agreement.

14. VALUATION AND QUALIFYING ACCOUNTS

  For the years ended in December 1997, 1996 and 1995, certain supplementary information regarding valuation and qualifying accounts follows (in thousands):

                                  BALANCES AT   CHARGED              BALANCES
                                   BEGINNING  TO COST AND             AT END
   DESCRIPTION                     OF PERIOD   EXPENSES   DEDUCTIONS OF PERIOD
   -----------                    ----------- ----------- ---------- ---------
   Allowance for doubtful
    receivables:
     1997........................   $ 4,603     $   320    $ 1,556    $ 3,367
     1996........................   $ 4,102     $   536    $    35    $ 4,603
     1995........................   $ 3,411     $ 1,192    $   501    $ 4,102
   Reserves for excess and
    obsolete inventory:
     1997........................   $30,393     $21,405    $20,600    $31,198
     1996........................   $26,822     $ 4,854    $ 1,283    $30,393
     1995........................   $29,898     $ 4,522    $ 7,598    $26,822

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has no disagreements on accounting or financial disclosure matters with its independent auditors.

                                   PART III

  Information required under Item 10 "Directors and Executive Officers of the Company," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" has been omitted from this report. Such is hereby incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 1998, which the Company intends to file with the Securities and Exchange Commission no later than April 27, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements.

     The following consolidated financial statements of the Company and the report of independent auditors are on pages 25 through 50 hereof.

     Report of Independent Auditors

     Consolidated Balance Sheets--December 28, 1997 and December 29, 1996

     Consolidated Statements of Operations--Years ended December 28, 1997, December 29, 1996 and December 31, 1995

     Consolidated Statements of Stockholders' Equity--Years ended December 28, 1997, December 29, 1996 and December 31, 1995

     Consolidated Statements of Cash Flows--Years ended December 28, 1997, December 29, 1996 and December 31, 1995

     Notes to Consolidated Financial Statements

  All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

    (2) Lists of Exhibits.

      EXHIBIT
      NUMBER                        DESCRIPTION OF EXHIBIT
      -------                       ----------------------
      2        Plan of Reorganization and Agreement for the Exchange of Stock
               of CalComp Inc. for Stock of Summagraphics Corporation by and
               among Lockheed Martin Corporation, a Maryland corporation,
               CalComp Inc., a California corporation, and Summagraphics Corpo-
               ration, a Delaware corporation, as amended (filed as Exhibit 2 to the Company's Form 10-K for the fiscal year ended May 31,
               1996 and incorporated herein by reference).
      3.1      Fourth Amended and Restated Certificate of Incorporation of the
               Company (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by refer-
               ence).
      3.2      Bylaws of the Company (filed as Exhibit 3.2 to the Company's
               Form 10-K for the fiscal year ended May 31, 1996 and incorpo-
               rated herein by reference).
     10.1      Registration Rights Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation (filed as Exhibit
               10.1 to the Company's Form 10-Q for the quarterly period ended
               September 29, 1996, and incorporated herein by reference).
     10.2      Intercompany Services Agreement dated as of July 23, 1996 be-
               tween the Company and Lockheed Martin Corporation (filed as Ex-
               hibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
     10.3      Cash Management Agreement dated as of July 23, 1996 between the
               Company and Lockheed Martin Corporation (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended Sep-
               tember 29, 1996, and incorporated herein by reference).
     10.4      Tax Sharing Agreement dated as of July 23, 1996 between the Com-
               pany and Lockheed Martin Corporation (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September
               29, 1996, and incorporated herein by reference).

      EXHIBIT
      NUMBER                        DESCRIPTION OF EXHIBIT
      -------                       ----------------------
     10.5      Amended and Restated Revolving Credit Agreement dated as of De-
               cember 20, 1996 between the Company and Lockheed Martin Corpora-
               tion (filed as Exhibit 99.1 to the Company's Current Report on
               Form 8-K dated December 20, 1996, and incorporated herein by reference).
     10.6      Corporate Agreement dated as of July 23, 1996 between the Com-
               pany and Lockheed Martin Corporation (filed as Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September
               29, 1996, and incorporated herein by reference).
     10.7      CalComp Technology, Inc. 1996 Stock Option Plan for Key Employ-
               ees (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
     10.10     Senior Executive Retirement Plan ("SERP") Agreement between
               Lockheed Martin Corporation and Gary R. Long dated November 8,
               1995 (filed as Exhibit 10.10 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
     10.11     Employment Agreement (with Temporary Assignment Memorandum) be-
               tween the Company and Winfried Rohloff dated June 25, 1996
               (filed as Exhibit 10.11 to the Company's Form 10-Q for the quar-
               terly period ended September 29, 1996, and incorporated herein by reference).
     10.12     Employment Offer and Agreement between the Company and John J.
               Millerick dated July 12, 1996 (filed as Exhibit 10.12 to the
               Company's Form 10-Q for the quarterly period ended September 29,
               1996, and incorporated herein by reference).
     10.15     OEM Agreement for Asahi and Absolut plotters between the Company and Copyer Co., Ltd. dated September 19, 1996 (filed as Exhibit
               10.15 to the Company's Form 10-Q for the quarterly period ended
               September 29, 1996, and incorporated herein by reference).
     10.19     Change of Control Termination Benefit Agreement between the Com-
               pany and Harold H. Simeroth dated December 13, 1996 (filed as
               Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 29, 1996 and incorporated herein by reference).
     10.20     Change of Control Termination Benefit Agreement between the Com-
               pany and John J. Millerick dated December 13, 1996 (filed as Ex-
               hibit 10.19 to the Company's Form 10-K for the fiscal year ended
               December 29, 1996 and incorporated herein by reference).
     10.22     Agreement and Plan of Reorganization entered into as of November
               18, 1996, by and among the Company, CalComp Acquisition Sub,
               Inc., Topaz Technologies, Inc., Andreas Bibl, Deane Gardner and
               John Higginson (filed as Exhibit 99.2 to the Company's Current
               Report on Form 8-K dated November 18, 1996, and incorporated herein by reference).
     10.23     Termination Agreement between the Company and John C. Batterton dated March 7, 1997, (filed as Exhibit 10.23 to the Company's
               Form 10-Q for the quarter ended March 30, 1997, and incorporated herein by reference).
     10.24     Change of Control Termination Agreement between the Company and
               John C. Batterton dated March 7, 1997, (filed as Exhibit 10.24 to the Company's Form 10-Q for the quarter ended March 30, 1997, and incorporated herein by reference).
     10.25     Headquarters Lease Agreement dated as of June 24, 1997, between the Company and Lincoln--RECP Anaheim, OPCO, LLC (filed as Ex-
               hibit 10.25 to the Company's Form 10-Q for the quarter ended
               June 29, 1997, and incorporated herein by reference).
     10.26     Agreement of Purchase and Sale and Joint Escrow Instructions
               dated as of April 4, 1997, between the Company and Lincoln Prop-
               erty Company, N.C. Inc. (filed as Exhibit 10.25 to the Company's
               Form 10-Q for the quarter ended June 29, 1997, and incorporated herein by reference).

      EXHIBIT
      NUMBER                     DESCRIPTION OF EXHIBIT
      -------                    ----------------------
     10.29     1997 Second Amendment to 1994 Addendum to Joint Venture
               Relationships between CalComp Inc., Nippon Steel Corpora-
               tion, Sumitomo Corporation and NS CalComp Corp., dated
               September 10, 1997 (filed as Exhibit 10.29 to the
               Company's Form 10-Q for the quarter ended September 28,
               1997, and incorporated herein by reference).
     10.30     Relocation Agreement for John C. Batterton, dated Septem-
               ber 16, 1997 (filed as Exhibit 10.30 to the Company's Form
               10-Q for the quarter ended September 28, 1997, and incor-
               porated herein by reference).
     10.31     Termination Agreement with Addendum for Winfried Rohloff,
               dated November 25, 1997.
     10.32     Settlement Agreement and General Release for Harold
               Simeroth, dated January 28, 1998.
     10.33     Change of Control Termination Benefit Agreement between
               the Company and James R. Bell dated April 1, 1998.
     10.34     Patent License and Joint Development Agreement dated March
               29, 1998, between the Company and Eastman Kodak Co.
     10.35     Warrant to Purchase Common Stock of the Company issued to
               Eastman Kodak Co., March 29, 1998.
     10.36     Agreement Regarding Election of Directors between Lockheed
               Martin Corporation (the Company's Majority Shareholder)
               and Eastman Kodak Co., dated March 29, 1998.
     10.37     Amendment No. 1, dated March 20, 1998, to Amended and Re-
               stated Revolving Credit Agreement between the Company and
               Lockheed Martin Corporation.
     10.38     First Amendment, dated March 20, 1998, to Cash Management
               Agreement between the Company and Lockheed Martin Corpora-
               tion.
     10.39     CalComp Technology, Inc. 1998 Management Incentive Compen-
               sation plan, approved January 27, 1998.
     10.40     CalComp Technology, Inc. 1998 Deferred Management Incen-
               tive Compensation Plan, approved January 27, 1998.
     10.41     Waiver of Rights, dated April 1, 1998, by Lockheed Martin
               Corporation, under Amended and Restated Revolving Credit
               Agreement between the Company and Lockheed Martin Corpora-
               tion.
     21        Subsidiaries (filed as Exhibit 21 to the Company's Form
               10-K for the fiscal year ended December 29, 1996 and in-
               corporated herein by reference).
     23        Consent of Independent Auditors
     27        Financial Data Schedule

                              REPORTS ON FORM 8-K

  Reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended December 28, 1997 were as follows:

              None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, CALCOMP TECHNOLOGY, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CalComp Technology, Inc.

                                                  /s/ John C. Batterton
                                          By: _________________________________
                                                     John C. Batterton
                                               President and Chief Executive
                                                          Officer

April 9, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF CALCOMP TECHNOLOGY, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ John C. Batterton          President and Chief             April 9, 1998
____________________________________  Executive Officer
         John C. Batterton

      /s/ John J. Millerick          Senior Vice President and       April 9, 1998
____________________________________  Chief Financial Officer
         John J. Millerick            (Principal Financial and
                                      Accounting Officer)

      /s/ Arthur E. Johnson          Chairman of the Board of        April 9, 1998
____________________________________  Directors
         Arthur E. Johnson

        /s/ Gary P. Mann             Director                        April 9, 1998
____________________________________
            Gary P. Mann

       /s/ Terry F. Powell           Director                        April 9, 1998
____________________________________
          Terry F. Powell

     /s/ Gerald W. Schaefer          Director                        April 9, 1998
____________________________________
         Gerald W. Schaefer

                                     Director
____________________________________
           Jeb S. Hurley

    /s/ Kenneth R. Ratcliffe         Director                        April 9, 1998
____________________________________
        Kenneth R. Ratcliffe

    /s/ Walter E. Skowronski         Director                        April 9, 1998
____________________________________
        Walter E. Skowronski
