Form 10-K/A
period 1997-12-28
CALCOMP TECHNOLOGY INC
filed 1998-04-27
CIK 818470

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-K/A

                               ---------------

  [X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 0-16071

                               ---------------

                           CALCOMP TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                  06-0888312
              DELAWARE                  (IRS EMPLOYERIDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION
  OFINCORPORATION OR ORGANIZATION)

                                                      92803

                                                   (ZIP CODE)
       2411 W. LA PALMA AVENUE
         ANAHEIM, CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 821-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  Calcomp Technology, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 28, 1997, filed with the Commission on April 9, 1998, by adding the information required by Part III (Items 10, 11, 12 and 13) and Exhibits 10.12 and 10.42, as included herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


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

--------
(1) Loss per share amounts for all years prior to 1997 have been restated, as required, to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The adoption of Statement No. 128 resulted in no changes in per share amounts previously reported.
(2) Loss from operations includes charges of $10,090,000, related to the restructuring of the Company's operations and $10,908,000 related to the loss on the sale of the Company's headquarters facility. (See Note 2 of the "Notes to Consolidated Financial Statements").
(3) Loss from operations includes net charges of $3,788,000 related to additional restructuring of the Company's operations and $17,600,000 of charges to reduce accounts receivable and certain end-of life inventories to their estimated net realizable values resulting from the Company's decision to accelerate the transition from its current output products to its new proprietary inkjet output products. In addition, loss from operations includes a $5,873,000 realized gain on the sale of the Company's headquarters facility. (See Note 2 of the "Notes to Consolidated Financial Statements").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

  The Company's Bylaws authorize a Board consisting of such number of Directors as shall be determined by the Board or stockholders, with the number of Directors currently fixed at eight. In connection with the Exchange, the Company and Lockheed Martin entered into an agreement pursuant to which Lockheed Martin and the Company agreed, among other things, that for so long as Lockheed Martin owns at least 50% of the Common Stock of the Company, at least two-thirds of the members of the Board of Directors will consist of Lockheed Martin designees and at least two directors will be "independent" of both Lockheed Martin and the Company. Mr. Neil A. Knox, one of the two "independent" Directors, resigned from the Board effective as of March 30, 1998. The Company is currently considering candidates to replace Mr. Knox. In addition, in connection with the Company's Joint Development Agreement ("JDA") with Eastman Kodak Company ("Kodak"), Lockheed Martin has agreed with Kodak to vote its shares for the election of a Kodak-designated director, currently Mr. Jeb S. Hurley.

  The current Directors of the Company are as follows:

                                                                        DIRECTOR
               NAME              AGE              POSITION               SINCE
               ----              ---              --------              --------
   Arthur E. Johnson............  51 Chairman of the Board of Directors   1997
   John C. Batterton............  50 Director, Chief Executive Officer    1997
                                      and President
   Gary P. Mann.................  52 Director                             1996
   Terry F. Powell..............  52 Director                             1996
   Gerald W. Schaefer...........  51 Director                             1996
   Walter E. Skowronski.........  49 Director                             1997
   Jeb S. Hurley................  39 Director                             1998
   Kenneth R. Ratcliffe.........  51 Director                             1996

  Arthur E. Johnson has been Chairman of the Board of Directors of the Company since August 1997. He is President and Chief Operating Officer of the Information and Services Sector of Lockheed Martin Corporation. He also served as President of Lockheed Martin's Systems Integration Group from January 1997 to August 1997, and President, Lockheed Martin's Federal Systems from January 1996 to January 1997. He previously served as Vice President, Federal Systems Group of Loral Corporation from 1994 to 1996 and as President and Chief Operating Officer of IBM Federal Systems Division from 1992 to 1994.

  John C. Batterton has been a Director, and President and Chief Executive Officer, of the Company since April 1, 1997. Mr. Batterton previously served as General Manager and Vice President, Operations--Business Imaging Systems Division of Kodak from September 1994 until March 1997. From 1992 to September 1994, he served as Product Line General Manager, Imaging and Data Processing Products, Office Imaging--Business Imaging Systems Division of Kodak. Prior to 1992, Mr. Batterton held various other management positions with Kodak.

  Jeb S. Hurley has been Vice President & General Manager--Commercial Imaging Business, Kodak Professional Division of Eastman Kodak Company and has also served on the Board of Directors for the Image Bank, a Kodak subsidiary, since June 1996. From January 1996 to June 1996, Mr. Hurley served as Vice President--Digital Systems, Kodak Professional Division. From June 1994 to January 1996, he served as Vice President & General Manager--Printing Systems Business of Digital Equipment Corporation. Prior to that, Mr. Hurley was Director--Product Management & Planning of Okidata Corporation from September 1992 to June 1994.

  Gary P. Mann has served as President, Integrated Business Solutions, Lockheed Martin Corporation since January 1998. From February 1996 to January 1998, he served as President, Commercial Systems Group, Information & Services Sector, Lockheed Martin Corporation. From March 1995 to January 1996, Mr. Mann served as Vice President, Business Development, Information & Technology Services Sector, Lockheed Martin Corporation. Mr. Mann has also served as Vice President and General Manager, Martin Marietta Information Systems Company, from 1993 to March 1995. From 1991 to 1993, Mr. Mann served as President, Martin Marietta Technical Services.

  Terry F. Powell has served as Vice President, Human Resources, Lockheed Martin Corporation, since March 1998. Mr. Powell previously served as Vice President, Human Resources, Information & Services Sector, Lockheed Martin Corporation, since March 1995. Mr. Powell has also served as Vice President, Human Resources, Lockheed Aeronautical Systems Company, from 1987 to 1995.

  Gerald W. Schaefer has served as Vice President, Finance, Information & Services Sector, Lockheed Martin Corporation, since March 1995. Mr. Schaefer also served as Vice President, Finance, Space Group, Martin Marietta Corporation from 1993 to 1995. From 1989 to 1993, Mr. Schaefer served as Manager, Finance, Aerospace Operations Division, GE Aerospace.

  Walter E. Skowronski has served as Vice President and Treasurer of Lockheed Martin Corporation since March 1995. Mr. Skowronski also served as Vice President and Treasurer of Lockheed Corporation from 1992 to 1995. From 1990 to 1992, Mr. Skowronski served as Staff Vice President-Investor Relations.

  Kenneth R. Ratcliffe has served as a Principal of Rohner Associates, a management consulting firm, since July 1996. Mr. Ratcliffe has also served as President and Chief Operating Officer, PC Connection, Inc., from 1994 to 1995. From 1987 to 1993, Mr. Ratcliffe served as Vice President, Finance and Operations, Apple Computer.

EXECUTIVE OFFICERS

  The current Executive Officers of the Company are as follows:

             NAME           AGE                         POSITION
             ----           ---                         --------
   John C. Batterton.......  50 President and Chief Executive Officer
   John J. Millerick.......  50 Senior Vice President and Chief Financial Officer
   James R. Bell...........  56 Senior Vice President, Input Technologies Division
   Andreas Bibl............  48 Senior Vice President, Development and President of Topaz
                                 Technologies, Inc.

  For additional information with respect to Mr. Batterton, see "Directors."

  John J. Millerick has been Senior Vice President and Chief Financial Officer of the Company since August 1996. He also served as Treasurer of the Company from August 1996 until January 1997 and as interim President and Chief Executive Officer of the Company from March 1, 1997 to April 1, 1997. Mr. Millerick previously served as Vice President-Finance for Digital Equipment Corporation's Personal Computer Business Unit from December 1994 until August 1995. Before joining Digital, Mr. Millerick served 12 years at Wang Laboratories in several management positions, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

  James R. Bell has been Senior Vice President of the Company's Input Technologies Division (formerly Digitizer Division) since the beginning of 1994. Mr. Bell returned to the Company after serving for nearly two years as Vice President of Business Development for Lockheed Commercial Electronics Co. Mr. Bell first joined the Company in 1983 and was named Vice President of Operations of the Company's former display products division (Hudson, New Hampshire) in 1988.

  Andreas Bibl has been Senior Vice President, Development of the Company since July 22, 1997. Mr. Bibl has also served as President of Topaz Technologies, Inc. since 1994. He co-founded, and was the Chairman, Chief Executive Officer and Chief Technical Officer of Raster Graphics, Inc. from 1987 to 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, Executive Officers and greater-than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 28, 1997 all
Section 16(a) filing requirements applicable to its Directors, Executive Officers and greater-than ten percent beneficial owners were satisfied, except that Mr. Bibl inadvertently failed to file (i) a Form 3 reporting his appointment as an executive officer during fiscal 1997 and (ii) a Form 5 at year-end reporting the non-filing of the Form 3. Mr. Bibl filed a Form 3 when this oversight was discovered.

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

  The following sets forth certain summary compensation information concerning the named Executive Officers for each of the Company's last three fiscal years:

                                                                    LONG TERM
                                 ANNUAL COMPENSATION              COMPENSATION
                         ------------------------------------ ---------------------
                                                                     AWARDS
                                                              ---------------------
                                                              NUMBER OF  NUMBER OF
                                                              SECURITIES SECURITIES
                                                 OTHER ANNUAL UNDERLYING UNDERLYING  ALL OTHER
   NAME AND PRINCIPAL    FISCAL                  COMPENSATION  COMPANY    LOCKHEED  COMPENSATION
      POSITION(1)         YEAR   SALARY   BONUS   (2)(3)(4)   OPTIONS(5) OPTIONS(6)     (7)
   ------------------    ------ -------- ------- ------------ ---------- ---------- ------------
John C. Batterton.......  1997  $186,550     --    $743,361    150,000       --            --
 Chief Executive Officer  1996       --      --         --         --        --            --
 and President            1995       --      --         --         --        --            --
Gary R. Long............  1997    56,888     --         --         --        --       $428,229
 Chief Executive Officer  1996   250,016     --      24,900    100,000     7,000        12,463
 and President            1995   265,208 103,000        --         --      7,000        12,988
James R. Bell...........  1997   173,381     --      96,227     20,000       --          9,631
 Senior Vice President,   1996   160,061     --      59,867     50,000     3,000         7,774
 Input Technologies       1995   164,519  55,800     36,048        --      2,700         8,497
 Division
Andreas Bibl............  1997   213,462     --       1,350        --        --            --
 Senior Vice President,   1996       --      --         --         --        --            --
 Development, President   1995       --      --         --         --        --            --
 Topaz Technologies, Inc
John J. Millerick.......  1997   231,990     --     149,460     25,000       --            --
 Senior Vice President    1996    69,246  25,000     75,000     50,000       --            --
 and Chief Financial      1995       --      --         --         --        --            --
 Officer
Winfried Rohloff........  1997   261,522  88,718    376,842     15,000       --            --
 Senior Vice President,   1996   207,727  88,718     43,061     50,000     2,700           --
 World Wide Sales,        1995   204,426  72,553        --         --      3,500           --
 Marketing & Service

--------
(1) Mr. Batterton became an Executive Officer effective April 1, 1997. Mr. Long retired as an Executive Officer and Director of the Company effective February 28, 1997. Mr. Bibl became an Executive Officer effective July 22, 1997.

(2) During 1997, certain Executive Officers of the Company received personal benefits from the Company. The cost of the personal benefits furnished to each named Executive Officer, with the exceptions of Messrs. Batterton, Bell, Millerick and Rohloff, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of that Executive Officer as reported in the above table. The amount reported for Mr. Batterton for 1997 includes $334,947 for tax reimbursement and $394,604 for relocation expenses. The amount reported for Mr. Bell for 1997 includes $95,782 for Lockheed Martin stock option exercises. The amount reported for Mr. Millerick for 1997 includes $66,773 for tax reimbursement and $79,762 for relocation expenses. The amount reported for Mr. Rohloff for 1997 includes $58,773 for tax reimbursement, $88,110 for relocation expenses, $116,375 for Lockheed Martin stock option exercises, and $113,584 for financial services and benefits. All payments of perquisites and other personal benefits to the named Executive Officers, including relocation expenses, were made in accordance with the Company's policies and procedures.

(3) During 1996, certain Executive Officers of the Company received personal benefits from the Company. The cost of the personal benefits furnished to each named Executive Officer with the exceptions of Messrs. Bell, Millerick and Rohloff did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of that Executive Officer as reported in the above table. The amount reported for Mr. Bell for 1996 includes $38,820 for a car lease buyout payment and $21,047 for tax reimbursements, financial services, airline club memberships, and health club dues. The amount reported for Mr. Millerick for 1996 includes $30,922 for tax reimbursement and $44,527 for relocation expenses. The amount reported for Mr. Rohloff for 1996 includes payments of $20,526 for relocation expenses, $15,510 for tax reimbursements, and $7,025 for Cost of Living Adjustment. All payments of perquisites and other personal benefits to the named Executive Officers, including relocation expenses, were made in accordance with the Company's policies and procedures.

(4) The amount reported for Mr. Bell for 1995 includes payments of $16,500 for a country club membership and $10,904 for tax reimbursements, health club dues and car telephone expenses.

(5) The referenced options were granted under the Company's 1996 Stock Option Plan for Key Employees and relate to Common Stock of the Company.

(6) The referenced options for 1996 and 1995 were granted under the Lockheed Martin Corporation Amended Omnibus Securities Award Plan and relate to shares of common stock of Lockheed Martin.

(7) Amounts include Lockheed Martin's (for 1995, 1996 and 1997) matching contributions under the Lockheed Salaried Employees Savings Plan Plus (401K Plan) for Mr. Long of $4,727, $12,463 and $-0- and for Mr. Bell of $8,497, $7,774 and $9,631, respectively, and Lockheed Martin's (for 1995 and 1996) contributions to the Lockheed non-qualified supplemental plan for Messrs. Long and Bell of $8,201 and $1,983, respectively. For Mr. Long, the amount for 1997 also includes $24,040 for unused vacation at the time of his retirement and $404,189 as a lump-sum payment under the Sanders Supplemental Executive Retirement Plan.

OPTION GRANTS IN LAST FISCAL YEAR

  The following sets forth certain information concerning individual grants of stock options during the fiscal year ended December 28, 1997 to each of the named Executive Officers by the Company:

                                              INDIVIDUAL GRANTS BY THE COMPANY
                         --------------------------------------------------------------------------
                                                                       POTENTIAL REALIZABLE VALUE
                                                                         AT ASSUMED ANNUAL RATES
                                                                       OF STOCK PRICE APPRECIATION
                                                                           FOR OPTION TERM(4)
                                                                      ----------------------------
                         NUMBER OF
                         SECURITIES  % OF TOTAL  EXERCISE
                         UNDERLYING   OPTIONS     OR BASE
                          OPTIONS    GRANTED TO    PRICE
                          GRANTED   EMPLOYEES IN ($/SHARE) EXPIRATION
          NAME             (1)(2)   FISCAL YEAR     (3)       DATE          5%            10%
          ----           ---------- ------------ --------- ---------- -------------- --------------
John C. Batterton.......  100,000       17.6%     $2.4375    4/1/07   $      153,293 $      388,475
                           50,000        8.8%      2.3750   7/22/07           74,524        188,858
Gary R. Long............      --         --           --        --               --             --
James R. Bell...........   20,000        3.5%      3.125     8/1/07           39,306         99,609
Andreas Bibl............      --         --           --        --               --             --
John J. Millerick.......   25,000        4.4%      3.125     8/1/07           49,132        124,511
Winfried Rohloff........   15,000        2.6%      3.125     8/1/07           29,479         74,707

--------
(1)  No SARS were granted in 1997.

(2) The options were granted under the CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees for a term of 10 years, subject to earlier termination in certain events related to termination of employment, and become exercisable 33% per year beginning one year from the date of grant. Options awarded in 1997 expire six months following termination of employment except in instances of death, disability, layoff or retirement. In the event of death, all outstanding options vest immediately and will expire at the end of their remaining term or three years following death, whichever is earlier. In instances of disability, all outstanding options vest immediately and expire on the normal expiration date, ten years following the date of grant. In instances of layoff or early or normal retirement, the terms of all outstanding options that have been outstanding for 18 months or more, or which have already vested, will be unaffected by such layoff or retirement. Options outstanding less than 18 months which have not vested will be forfeited. In the event of a change in control of the Company, the options would vest to the extent not already vested.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

  The following sets forth certain information concerning each exercise of stock options during the fiscal year ended December 28, 1997 by each of the named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Executive Officer:

                                             NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                          SHARES                    OPTIONS           IN-THE-MONEY OPTIONS AT
                         ACQUIRED  VALUE      AT FISCAL YEAR-END       FISCAL YEAR-END($)(2)
                            ON    REALIZED ------------------------- -------------------------
        NAME(1)          EXERCISE  ($)(2)  EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
        -------          -------- -------- ----------- ------------- ----------- -------------
John C. Batterton.......    --    $    --       --        150,000     $    --      $162,750
Gary R. Long--Company...    --         --       --            --      $    --      $    --
 --Lockheed Martin......    --         --     3,500        10,500     $112,420     $234,045
James R. Bell--Company..    --         --    16,600        53,400     $ 20,750     $ 44,250
 --Lockheed Martin......  1,793     95,782    5,254.5       4,750     $160,503     $108,335
Andreas Bibl............    --         --       --            --      $    --      $    --
John J. Millerick.......    --         --    16,600        58,400     $ 20,750     $ 44,875
Winfried Rohloff--
 Company................    --         --    16,600        48,400     $ 20,750     $ 43,125
 --Lockheed Martin......  3,500    116,375    1,750         4,450     $ 56,210     $103,123

--------
(1) The first line next to each Executive Officer's name indicates options to acquire shares of the Company's Common Stock. The second line, where applicable, indicates options to acquire shares of Common Stock of Lockheed Martin.

(2) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options.

PENSION PLAN

  The Executive Officers of the Company named in the Summary Compensation Table set forth above, with the exception of Mr. Rohloff, participate in the Lockheed Martin Pension Plan (the "Lockheed Martin Plan") sponsored by the Company's majority shareholder, Lockheed Martin Corporation ("Lockheed Martin"), which plan covers all of the Company's Executive Officers and substantially all of the salaried employees of the Company on a contributory basis. Set forth below is a pension table, which shows the estimated annual benefits payable upon retirement for specified earnings and years of service under the Lockheed Martin Plan. The following information does not apply to Mr. Rohloff who is covered under a pension plan sponsored by the German government.

   FIVE YEAR AVERAGE        15 YEARS OF 20 YEARS OF 25 YEARS OF 30 YEARS OF 40 YEARS OF
   COMPENSATION(1)(2)         SERVICE     SERVICE     SERVICE     SERVICE     SERVICE
   ------------------       ----------- ----------- ----------- ----------- -----------
   $100,000................  $ 21,915    $ 29,220    $ 36,525    $ 43,830    $ 58,440
    150,000................    33,165      44,220      55,275      66,330      88,440
    200,000................    44,415      59,220      74,025      88,830     118,440
    300,000................    66,915      89,220     111,525     133,830     178,440
    400,000................    89,415     119,220     149,025     178,830     238,440
    500,000................   111,915     149,220     186,525     223,830     298,440

--------
(1) Benefits payable under the Lockheed Martin Plan may be limited by Section 401(a)(17) and 415 of the Internal Revenue Code. The maximum earnings which may be considered to compute a benefit in accordance with Section 401(a)(17) of the Code is $160,000. The maximum annual amount payable under the Lockheed Martin Plan as of December 31, 1997 in accordance with
    Section 415(b) was $125,000 at age 65 for someone born before January 1, 1938.

(2) Amounts listed in the foregoing table are not subject to any deduction for Social Security benefits or other offsets and are computed as single life annuities.

  Mr. Bell participated in the Sanders Pension Plan, which covered him on a contributory basis, during the first six months of 1997. Effective July 1, 1997, the Sanders Pension Plan merged into the Lockheed Martin Plan. If Mr. Bell terminates his employment prior to June 30, 2002, he will receive his pension calculated in accordance with the formula used in the Lockheed Martin Plan, or if the pension benefit would be greater, in accordance with the formula under the Sanders Plan, whichever is applicable. The pension benefits to be received under the Sanders Pension Plan do not in any situation materially exceed the benefits to be received under the Lockheed Martin Plan as provided in the table above.

  As of December 28, 1997, the estimated annual benefits, payable upon retirement at age 65 for the individuals named in the compensation table, based on the continued employment at current compensation, are as follows:
Mr. Batterton $53,835; Mr. Bell $48,034; Mr. Bibl $49,484 and Mr. Millerick $52,627. These amounts (as do the amounts shown in the table) include benefits payable under the supplemental plans discussed below. The years of credited service as of December 28, 1997, for Messrs. Batterton, Bell, Bibl and Millerick were 15.02 years, 19.52 years, 16.62 years and 16.02 years, respectively. The calculation of retirement benefits under the Lockheed Martin Plan is determined by a formula which takes into account the participant's years of credited service and average compensation for the highest three consecutive years of the last ten years of employment with the Company preceding retirement. (The formula for calculating pension benefits under the Sanders Plan is similar except that average compensation is based on the highest five consecutive years of the last ten years of employment.)

  Average compensation includes the employee's normal rate of pay (without overtime) and bonuses earned under the Company's Management Incentive Compensation Plan and lump sum payments in lieu of salary increase. Normal retirement age is 65, however, benefits are payable as early as age 55 at a reduced amount or without reduction at age 60. Certain employees who retire between age 60 and 62 are eligible for supplemental payments ending at age 62. If an employee's age and years of credited service equal or exceed 85, a participant can retire as early as age 55 without actuarial reduction.

  The Lockheed Martin Plan provides that in the event of a change in control of Lockheed Martin (as defined in the plan document), (i) the Lockheed Martin Plan may not be terminated and the benefits payable thereunder may not be adversely modified for a period of two years following such change in control;
(ii) the Lockheed Martin Plan may not be merged or consolidated with an underfunded plan during the five-year period following such change in control; and (iii) if the Lockheed Martin Plan is terminated within the five-year period following such change in control, any surplus assets remaining after satisfaction of all plan liabilities, taxes and other rightful claims of the U.S. government shall be transferred to a trust and applied solely to the payment of certain employee benefits otherwise payable to employees and retirees (e.g., retiree medical benefits), and the trust shall remain in existence at least until the expiration of that five-year term. In addition, during the five-year period following a change in control, the Lockheed Martin Plan may not invest in securities issued by Lockheed Martin or any affiliate of Lockheed Martin, any entity in which 10 percent or more of the equity interests are held in the aggregate by officers, directors or affiliates of Lockheed Martin, or by 5 percent stockholders of Lockheed Martin.

  Certain salaried employees of the Company also participate in non-qualified supplemental retirement plans. These supplemental plans pay benefits in excess of Internal Revenue Code limits on qualified plan benefits or in some instances in accordance with a grand-fathered or special pension formula. The supplemental plans generally pay benefits at the same time and in the same form as benefits are paid under the Lockheed Martin Retirement Program, although lump sum payments are available under some supplemental plans. The plans providing supplemental benefits to the Lockheed Martin Plan provide that any participant receiving annuity benefits under such plans at the time of a change in control of Lockheed Martin, as defined, will receive, in lieu of the continuation of such annuity payments, the actuarial equivalent of such benefits in a lump sum payable within thirty calendar days following the change in control.

 Defined Contribution Plans

  Lockheed Martin also sponsors a number of different defined contribution plans which cover virtually all employees of the Company. During 1997, the Lockheed Martin Salaried Savings Plan ("Salaried Savings Plan") covered the named executive officers.

  The Salaried Savings Plan permits eligible employees to make regular savings contributions on a pre-tax or after-tax basis. For the fiscal year ending December 31, 1997, participants could contribute up to 17 percent of their current base salary (maximum of 16 percent on a pre-tax basis) subject to the limitations imposed by the Internal Revenue Code. Participants in the Salaried Savings Plan may direct the investment of employee contributions among eleven different investment options, including unitized funds invested in Lockheed Martin's common stock. All contributions to the Salaried Savings Plan are 100 percent vested.

  In addition, Lockheed Martin made a matching contribution to the participant's account equal to 50 percent of up to the first 8 percent of compensation contributed by the participant. Lockheed Martin matching contributions are invested in the ESOP Stock Fund, which is in part funded by an employee stock ownership feature of the plan. Matching contributions are 100 percent vested.

  Because of the limitations on annual contributions to the Salaried Savings Plan contained in the Internal Revenue Code, certain employees are not allowed to elect to contribute the maximum 17 percent of compensation otherwise permitted by the Salaried Savings Plan. A supplemental savings plan ("Supplemental Plan") has been established for certain Salaried Savings Plan participants affected by these limits. Additional matching contributions that become payable under a Termination Benefits Agreement are also payable through this plan. Earnings credited to a Supplemental Plan account mirror the participant's investment elections under the Salaried Savings Plan, including investments in Lockheed Martin's common stock, except that investments in the Supplemental Plan reflect only bookkeeping entries rather than actual purchases of the underlying instruments. The Supplemental Plan provides for payment following termination of employment in a lump sum or up to twenty annual installments. All amounts accumulated and unpaid under the Supplemental Plan must be paid in a lump sum within fifteen calendar days following a change in control, as defined in the plan document.

  Full distribution under the Salaried Savings Plan is generally made upon the termination, layoff, retirement, disability or death of the participant.

  The Company entered into an agreement with Gary Long on November 8, 1995 under the provisions of the Sanders Supplemental Executive Retirement Plan ("SERP"). Pursuant to this agreement, Mr. Long continued in the employ of CalComp through February 28, 1997 at which time he was eligible for certain SERP benefits, including: (i) one year of salary continuation plus the average of the three prior years' incentive compensation with all benefits and perquisites to which he was entitled as President of the Company continuing;
(ii) payment of a consulting fee equal to 35% of his base salary at retirement for a one-year period following salary continuation; and (iii) a one-time relocation benefit payable within one year of retirement. Mr. Long elected to be paid items (i) and (ii) under the SERP in a lump sum of $404,189, which was paid on February 28, 1997. Additionally, when Mr. Long reached age 65 on May 18, 1997, he became entitled to certain retirement benefits, including Company retiree life insurance coverage (beginning at $1 million in May, 1997 and decreasing in equal annual increments to $250,000 beginning in May 2002 and continuing at $250,000 until his death), dental coverage and retiree medical plan benefits.

EMPLOYMENT ARRANGEMENTS

  The Company has entered into employment agreements with each of Messrs. Batterton, Millerick and Bibl. Pursuant to these agreements, Mr. Batterton receives a base salary of $250,000, Mr. Millerick a base salary of $230,000 and Mr. Bibl a base salary of $200,000. Each is also eligible thereunder for performance bonuses and other standard employee benefits. Mr. Millerick's agreement further provides that if he is involuntarily terminated (other than for cause) by the Company prior to August 12, 1998, he will receive a lump sum severance payment equal to 140% of his annualized base salary, a continuation of benefits for one year and payment of out-placement services of up to 10% of his base salary. The employment agreements of Messrs. Batterton and Millerick also provide for relocation payments for temporary lodging, meal allowance, travel, sale of home and associated income taxes, where applicable. Mr. Batterton's agreement covers such expenses incurred during the first 18 months following employment up to a maximum of $100,000, while Mr. Millerick's agreement covers such expenses incurred during the first 30 months following employment up to a maximum of $450,000. Mr. Batterton has also entered into a separate relocation agreement with the Company providing for a relocation payment of $540,443, which is to be repaid if he voluntarily leaves the employment of the Company within two years of the payment of the benefit, other than in the event of a "Change of Control" of the Company (as defined below).

  The Company has entered into Change of Control Agreements with Messrs. Batterton, Millerick and Bell. Benefits under these agreements are payable if, within 18 months of a "Change of Control," (1) the officer is involuntarily terminated by the Company or any successor owner (except for terminations for cause), (2) the officer is removed from the position held immediately prior to the change and the effect is a material reduction of status, responsibilities or duties or the officer's base salary at the time of change of control is reduced and the officer terminates his employment within sixty (60) days after his status or pay is reduced.

  These agreements provide for a lump sum payment to each officer of one and one-half years' annual salary for the period immediately prior to the Change of Control, plus an amount equal to one year's bonus award at the officer's target level, less all statutory deductions. In addition, the agreements provide for lump sum payment for any vacation earned but not taken prior to termination of employment, outplacement assistance at a cost to the Company not to exceed $20,000 and up to 18 months' continuation of the officer's then current medical/dental coverage. In addition, the Company will pay for medical/dental coverage for the officer and his dependents for the first 12 months following the employment termination date or, if earlier, until the officer is eligible for coverage under a health plan of another employer. Mr. Bell would also receive an additional payment of $52,600 to compensate him for a resulting anticipated loss of pension earnings.

  "Change of Control" of the Company is defined as the occurrence of any event, as a result of which, Lockheed Martin, one or more subsidiaries of Lockheed Martin, or a combination thereof ceases to own or control (directly or indirectly) more than 50% of the voting securities of the Company.

  The Company has also entered into a Termination Agreement with Mr. Batterton. This Agreement provides that if Mr. Batterton is involuntarily terminated (other than for cause) by the Company prior to April 1, 2000, he will receive a lump sum severance payment equal to the greater of his annualized base salary at the time of termination or $250,000. Mr. Bibl's employment agreement provides that if his employment is terminated by the Company without cause prior to October 31, 1999, Mr. Bibl will receive his base salary for a period of one year following the date of termination, as well as a pro rata share of any bonus accrued to the date of termination. Pursuant to the terms of a Termination Agreement between the Company and Mr. Rohloff, Mr. Rohloff received a severance payment of DM 1,090,535 (or approximately $615,000) in connection with the termination of his employment by the Company on December 31, 1997.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors of the Company during the last fiscal year consisted of Messrs. Powell, Knox, Mann and Ratcliffe, each of whom was a non-employee Director of the Company. Mr. Knox resigned as a member of the Compensation Committee effective March 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain information with respect to (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the current Directors, (iii) each of the Executive Officers listed in the compensation tables herein, and all current Directors and Executive Officers as a group, including the number of shares of the Company's Common Stock beneficially owned by each of them as of April 1, 1998, is set forth below:

                                                                 PERCENT OF
                                              SHARES OF         OUTSTANDING
             NAME OF INDIVIDUAL              COMMON STOCK       COMMON STOCK
          OR IDENTITY OF GROUP(1)         BENEFICIALLY OWNED BENEFICIALLY OWNED
          -----------------------         ------------------ ------------------
   Lockheed Martin Corporation
    6801 Rockledge Drive
    Bethesda, MD 20817...................     40,742,957            86.5%
   Arthur E. Johnson.....................            --              --
   John C. Batterton.....................         33,300(3)          (4)
   Jeb S. Hurley.........................          1,000             (4)
   Neil A. Knox(2).......................            --              --
   Gary P. Mann..........................            --              --
   Terry F. Powell.......................            --              --
   Kenneth R. Ratcliffe..................            --              --
   Gerald W. Schaefer....................          8,000             (4)
   Walter E. Skowronski..................          2,000             (4)
   Gary R. Long(2).......................         34,000             (4)
   James R. Bell.........................         16,600(5)          (4)
   Andreas Bibl..........................        500,000(6)          1.1
   John J. Millerick.....................         16,600(7)          (4)
   Winfried Rohloff(2)...................         16,600(8)          (4)
   All Executive Officers and Directors
    as a Group (11 persons)..............        577,500(9)          1.2

--------
(1) The address for each of the named individuals is c/o CalComp Technology, Inc., 2411 W. La Palma Avenue, Anaheim, California 92803. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such Authority is shared with spouses under applicable law).

(2) Mr. Knox resigned as Director of the Company effective March 30, 1998. Mr. Long retired as a Director and as President and Chief Executive Officer of the Company effective February 28, 1997. Mr. Rohloff resigned as an Executive Officer of the Company effective December 31, 1997.

(3) Includes an aggregate of 33,300 shares which Mr. Batterton has, or will have within 60 days after April 1, 1998, the right to acquire upon exercise of outstanding options.

(4)  Less than 1% of the outstanding shares of Common Stock.

(5) Includes an aggregate of 16,600 shares which Mr. Bell has, or will have within 60 days after April 1, 1998, the right to acquire upon exercise of outstanding options.

(6) The 500,000 shares beneficially owned by Mr. Bibl were issued in connection with the Company's acquisition of Topaz Technologies, Inc. and will be held in escrow until November 1998 to provide a fund for the satisfaction of any indemnity which may be due the Company in connection with such acquisition. Mr. Bibl has the power to vote these shares while they are held in escrow but will not have dispositive power until they are released from escrow.

(7) Includes an aggregate of 16,600 shares which Mr. Millerick has, or will have within 60 days after April 1, 1998, the right to acquire upon exercise of outstanding options.

(8) Includes an aggregate of 16,600 shares which Mr. Rohloff has, or will have within 60 days after April 1, 1998, the right to acquire upon exercise of outstanding options.

(9) Includes an aggregate of 66,500 shares which the Executive Officers and Directors as a Group have, or will have within 60 days after April 1, 1998, the right to acquire upon exercise of outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  The Company currently has a Board of Directors consisting of eight members. Five members of the Board are officers, directors or employees of Lockheed Martin. Two members of the Board, Messrs. Ratcliffe and Hurley, are neither directors or officers nor employees of Lockheed Martin, nor officers or employees of the Company. Mr. Hurley was appointed by the Board in April 1998 pursuant to an agreement between Lockheed Martin and Kodak entered into in connection with the Company's Joint Development Agreement with Kodak ("JDA"). One member of the Board, Mr. Batterton, is the President and Chief Executive Officer of the Company. Lockheed Martin has agreed with the Company to use its good faith efforts to continue to cause at least two of the members of CalComp's Board of Directors to be independent of Lockheed Martin and the Company. Subject to this agreement, Lockheed Martin has the ability to change the size and composition of the Company's Board of Directors and committees of the Board.

  Revolving Credit Agreement. In connection with the Exchange, the Company and Lockheed Martin entered into a revolving credit agreement (the "Revolving Credit Agreement") pursuant to which Lockheed Martin agreed to provide, from time to time, financing for repayment of specified indebtedness and general corporate purposes, including, without limitation, financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement had a term of two years from the date of its execution, but could be terminated (or could have the maximum borrowing limit reduced) after the first anniversary of the July 23, 1996 effective date of the Revolving Credit Agreement, at the Company's or Lockheed Martin's option, upon at least 120 days' prior written notice of termination, which notice could be given not more than 120 days prior to the first anniversary. The Company and Lockheed Martin have amended the Revolving Credit Agreement to increase the aggregate amount of borrowings available to the Company under the existing credit line from $33 million to $73 million, to extend the maturity date to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of Lockheed Martin to cancel the agreement upon 120 days prior written notice, and to remove the security interest of Lockheed Martin in the assets of the Company. As of December 28, 1997, the Company had borrowed an aggregate of $59.5 million under the line and expects to continue to use the additional funds available under the increased line to meet working capital, investment and restructuring requirements. There is no required prepayment or scheduled reduction of availability of loans under the Amended Revolving Credit Agreement.

  On June 24, 1997, the Company completed the sale of its 27.9 acre headquarters facility to Lincoln Property Company, Inc. of Dallas Texas, and D.L.J. Real Estate Capital Partners for $21.5 million, less associated costs to sell. Proceeds from the sale of the property were used to reduce outstanding borrowings under the Amended Revolving Credit Agreement.

  Loans outstanding under the Amended Revolving Credit Agreement bear interest, at the Company's option, either at (i) a rate per annum equal to the higher of the Federal Funds rate plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York in New York as its "prime" rate or (ii) LIBOR plus 2.0%. In addition, the Company is required to pay Lockheed Martin a commitment fee equal to 0.45% per annum on the amount of the available but unused commitment under the Amended Revolving Credit Agreement. During 1997, the Company paid Lockheed Martin an aggregate of $4,017,000 in interest and loan fees to Lockheed Martin.

  The Amended Revolving Credit Agreement imposes certain negative and affirmative covenants on the Company which limit the Company's ability to incur indebtedness, to pay dividends, or to undertake certain corporate actions (mergers, consolidations, etc.) without the prior approval of Lockheed Martin. The Amended Revolving Credit Agreement also sets forth certain events of default. The events of default include, without limitation: (i) failure to pay interest or principal when due, (ii) material breach of any representation or warranty, (iii) failure to perform certain covenants, (iv) failure to pay other indebtedness when due or breach of any other term contained in other agreements or instruments relating to other indebtedness, (v) commencement of bankruptcy or reorganization proceedings, (vi) an event of default under the Cash Management Facility (described below) or (vii) the occurrence of certain events the result of which could reasonably be expected to have a Material Adverse Effect. In the case of an Event of Default, Lockheed Martin may, by notice in writing to the Company, terminate the Amended Revolving Credit Agreement and demand payment of amounts owing thereunder.

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

  Cash Management Agreement. In connection with the Exchange, the Company and Lockheed Martin entered into a cash management agreement (the "Cash Management Agreement") pursuant to which Lockheed Martin provides cash advances to the Company. The term of the Cash Management Agreement, as amended, extends from the date of its execution through January 31, 1999. In accordance with the terms of the Cash Management Agreement, excess cash balances of the Company will first be deemed to be a repayment of outstanding principal indebtedness under the Amended Revolving Credit Agreement, with any excess being applied against advances or held as an investment by Lockheed Martin on an overnight basis. The aggregate principal amounts of cash invested with Lockheed Martin will bear interest at a rate per annum equal to the Federal Funds Rate as in effect from time to time. Cash shortfalls, up to $2 million, will be funded by Lockheed Martin on an overnight basis, and will bear interest at a rate per annum equal to the Federal Funds Rate as in effect from time to time. Pursuant to the terms of the Cash Management Agreement, Lockheed Martin will have the right to set off, appropriate and apply against any and all cash transferred from the Company to Lockheed Martin under the Cash Management Agreement and any and all credits, indebtedness or claims at any time held or owing by Lockheed Martin to or for the credit or account of the Company.

  Intercompany Services Agreement. In connection with the Exchange, the Company and Lockheed Martin also entered into an intercompany services agreement (the "Services Agreement") with respect to the services to be provided by Lockheed Martin. The Services Agreement provides that Lockheed Martin will furnish to the Company a package of services in exchange for a services fee, which will be determined by Lockheed Martin recognizing to the extent practicable, (i) Lockheed Martin's percentage ownership of the Company,
(ii) the Company's requirements for certain services for which CalComp Inc. or the Company was previously charged by Lockheed Martin or other third parties and (iii) costs of obtaining services from third parties that previously were provided to CalComp Inc. by Lockheed Martin. The Services Agreement will expire two years after the date of its execution, but may be terminated by Lockheed Martin, at its option, upon not less than 90 days' prior written notice to the Company, provided that Lockheed Martin no longer owns Common Stock representing more than 50% of all of the issued and outstanding Common Stock of the Company. The Company may terminate the Services Agreement by providing not less than 90 days prior written notice to Lockheed Martin at any time that Lockheed Martin owns less than 25% of all of the issued and outstanding Common Stock of the Company. Consistent with past practices, the method used to determine amounts to be charged the Company will be in accordance with the requirements of Cost Accounting Standard 9904.403 ("CAS 403") "Allocation of Home Office Expenses to Segments." CAS 403 establishes the formulas and criteria for the allocation of home office expenses to organizational segments and is promulgated by the Cost Accounting Standards Board and used by contractors to the United States Government. Lockheed Martin's allocations are reviewed for compliance with the promulgated standards by the Department of Defense. In fiscal 1997, Lockheed Martin billed the Company approximately $2.9 million under the Services Agreement.

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

  In addition to the service agreement fees, the Company has entered into various support agreements with Lockheed Martin to provide, among other things, that Lockheed Martin undertake to provide certain services for and at the request of the Company including, but not limited to, administration of the pension and savings plan, legal and other general administrative services and group medical, liability and workers' compensation insurance. Expenses are allocated to the Company based on actual amounts incurred on behalf of the Company plus estimated overhead related to such amounts. Amounts billed to the Company were $4,223,000 in 1997. Such amounts are allocated to various cost elements in the financial statements based on relevant factors which include headcount and square footage.

  Corporate Agreement. The Company and Lockheed Martin also entered into a corporate agreement (the "Corporate Agreement") in connection with the Exchange. Under the terms of the Corporate Agreement, the Company has agreed that, for so long as Lockheed Martin continues to own 50 percent or more of the Common Stock of the Company, the Company will propose, at each election of directors (including elections to fill vacancies) a slate of directors or individual directors such that at least 66 percent of the Board of Directors of the Company is comprised of persons designated by Lockheed Martin. The Corporate Agreement also obligates Lockheed Martin and the Company to use their good faith efforts to cause at least two individual directors of the Company to be independent of both the Company and Lockheed Martin within the meaning of the rules of the New York Stock Exchange regarding who may serve on the audit committee of a company listed on such exchange. Subject to these agreements, Lockheed Martin will be able to elect 100% of the directors for so long as Lockheed Martin owns more than 50 percent of the combined voting power of the Company.

  In addition, the Corporate Agreement provides that for so long as Lockheed Martin maintains ownership of 50 percent or more of the Common Stock, the Company may not take any action or enter into any commitment or agreement which may reasonably be anticipated to result, with or without notice and with or without lapse of time, or otherwise, in a contravention or event of default by Lockheed Martin of (i) any provision of applicable law or regulation, including, but not limited to, provisions pertaining to ERISA,
(ii) any provision of Lockheed Martin's Charter or Bylaws, (iii) any credit agreement or other material instrument binding upon any Lockheed Martin entity, or (iv) any judgment, order or decree of any governmental body, agency or court having jurisdiction over any Lockheed Martin entity. Additionally, for so long as Lockheed Martin continues to own 50 percent or more of the Common Stock of the Company, the Company may not take any action reasonably expected to result in a material increase in liabilities required to be included in its consolidated financial statements, nor may it materially increase its obligations under any employee benefit plan, without the prior written consent of Lockheed Martin. The Corporate Agreement also provides that nothing contained in the Corporate Agreement is intended to limit or restrict in any way the ability of Lockheed Martin to control or limit any action or proposed action of the Company, including but not limited to, the incurrence by the Company of indebtedness, based upon Lockheed Martin's internal policies or other factors.

  Registration Rights Agreement. In connection with the Exchange, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") with Lockheed Martin. Under the Registration Rights Agreement, until Lockheed Martin or its assignees can sell all of the registrable securities then owned in a single market transaction pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the "Securities Act"), in the case of any proposed registration of shares of capital stock or other securities of the Company, Lockheed Martin or its assignees shall have the right, subject to certain limitations contained therein, to elect to include in such registration statement all or a part of their registrable securities (a "Piggyback Registration").

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

  Tax Sharing Agreement. The Company and Lockheed Martin also entered into a tax sharing agreement (the "Tax Sharing Agreement"), effective the date of the Exchange. Pursuant to the Tax Sharing Agreement, the Company and Lockheed Martin will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company or any refund payable to the Company will be determined as though the Company were to file separate federal, state and local income tax returns (including any amounts determined to be due as a result of a redetermination of the tax liability of Lockheed Martin arising from an audit or otherwise) as the common parent of an affiliated group of corporations filing a consolidated return rather than a consolidated subsidiary of Lockheed Martin. Under the Tax Sharing Agreement, for so long as the Company remains part of the Lockheed Martin combined consolidated group for federal income tax purposes, the Company will be entitled to the benefit of any tax attribute attributable to the Company that could be used by the Company if it were not part of the Lockheed Martin combined consolidated group. At such time as the Company ceases to be included in the Lockheed Martin combined consolidated group for federal income tax purposes, the Company shall no longer be entitled to the benefit of any tax attribute created while part of the Lockheed Martin combined consolidated group that would otherwise have been attributable to the Company.

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

  Joint Development Agreement with Kodak. In connection with the Company's Joint Development Agreement with Kodak, Lockheed Martin entered into a separate shareholder agreement with Kodak pursuant to which Lockheed Martin has agreed to vote its shares to elect a Kodak-designated director, currently Mr. Hurley, during the term of the JDA. The JDA has a term of five years and provides for the contribution by Kodak to a joint development project (the "Project") of up to $36,000,000, with $20,000,000 having been advanced upon the signing of the JDA and up to an additional $16,000,000 to be funded incrementally over the term upon the achievement of certain milestones and the occurrence of certain events. The JDA also provides for royalties to be paid by Kodak to the Company in respect of licenses granted thereunder by the Company to Kodak which allow Kodak under certain circumstances to exploit the inkjet technology developed pursuant to the Project. The JDA provides that Kodak will also provide technical personnel to work on the project, but that except as otherwise contemplated by the JDA, the Company will fund all other development and manufacturing expenses relating to the Project. If, during the term of the JDA, the Company desires to sell any of the CrystalJet assets related to the assets acquired by the Company from Topaz Technologies, Inc. (the "Topaz Assets"), the Company will be required to offer Kodak a right of first refusal to purchase such Topaz Assets. The JDA also includes OEM Agreements between the parties providing for the sale of future developed products by the Company to Kodak and the mutual purchase of certain inks and related media products developed in connection with the Project. Pursuant to the JDA, the Company issued to Kodak a warrant (the "Warrant") to purchase 8,000,000 shares (the "Warrant Shares") of the Company's Common Stock (or approximately 15% of the Company's outstanding shares after giving effect to the issuance of the Warrant Shares) at an exercise price of $3.88 per share. The Warrant has a term of seven years and will become exercisable as to 4,000,000 of the

Warrant Shares on March 29, 1999, and as to the remaining 4,000,000 Warrant Shares on March 29, 2000 (each a "Vesting Date"); provided, however, that in the event the JDA is terminated prior to a Vesting Date, the Warrant will terminate as to any unvested Warrant Shares. The Warrant contains standard adjustment provisions and piggyback registration rights covering the Warrant Shares. During the 24-month period after the issuance of the Warrant (and so long as the JDA has not been terminated), upon the issuance by the Company of additional shares of Common Stock, the number of Warrant Shares will be proportionately increased so that the number of Warrant Shares will continue to represent 15% of the issued and outstanding shares of the Company's Common Stock; provided, further, that the exercise price of any additional Warrant Shares will be the same as the price of the additional shares of Common Stock issued by the Company. No adjustments will be required with respect to 1) shares of Common Stock issued to any employee, consultant, advisor, officer or director of the Company pursuant to a Board-approved plan; or 2) shares issued in connection with certain merger, exchange or acquisition of assets transactions. The Warrant also provides Kodak with a right of first refusal with respect to proposed issuances of the Company's capital stock during the 24-month period after the date of issuance of the Warrant.

  Vendor and Customer Relationships. Effective May 15, 1996, the Company transferred its ownership interest in AGT Holdings, Inc., the parent of Access Graphics, Inc. ("Access Graphics") a computer products distributor, to Lockheed Martin. On November 17, 1997, the assets of Access Graphics, along with the assets of several other Lockheed Martin companies, were transferred to LMT Sub, Inc. (LMT Sub), a wholly-owned subsidiary of Lockheed Martin. Subsequently, the stock of LMT Sub was exchanged for the Series A Preferred Stock of Lockheed Martin held by the General Electric Company. The Company has sold, and continues to sell, computer graphics equipment to Access Graphics for resale. Sales to Access Graphics amounted to $6,401,000 in 1997. It is expected that the customer relationship with Access Graphics will continue. In addition, the Company sold products to Lockheed Martin Skunk Works ($298,000), Lockheed Martin Engineering and Sciences ($183,000), Sandia Corporation ($130,000) and Formtek ($123,000) and to other various Lockheed Martin affiliated companies ($310,000). The Company believes that such sales were consummated at prices and terms consistent with similar transactions with unrelated third parties. The Company also purchased certain components from Lockheed Martin Commercial Electronics (Commercial Electronics), a former affiliate of Lockheed Martin Corporation. Purchases amounted to $4,273,000, $10,0959,000 and $10,503,000 for 1997, 1996 and 1995, respectively. The
Company believes these purchases were consummated at prices and terms consistent with similar transactions with unrelated third parties. Commercial Electronics was sold to Benchmark Electronics on February 28, 1998 and is, therefore, no longer an affiliate of Lockheed Martin.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
     10.5      Amended and Restated Revolving Credit Agreement dated as of De-
               cember 20, 1996 between the Company and Lockheed Martin Corpora-
               tion (filed as Exhibit 99.1 to the Company's Current Report on
               Form 8-K dated December 20, 1996, and incorporated herein by reference).
     10.6      Corporate Agreement dated as of July 23, 1996 between the Com-
               pany and Lockheed Martin Corporation (filed as Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September
               29, 1996, and incorporated herein by reference).
     10.7      CalComp Technology, Inc. 1996 Stock Option Plan for Key Employ-
               ees (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
     10.10     Senior Executive Retirement Plan ("SERP") Agreement between
               Lockheed Martin Corporation and Gary R. Long dated November 8,
               1995 (filed as Exhibit 10.10 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and incorporated herein by reference).
     10.11     Employment Agreement (with Temporary Assignment Memorandum) be-
               tween the Company and Winfried Rohloff dated June 25, 1996
               (filed as Exhibit 10.11 to the Company's Form 10-Q for the quar-
               terly period ended September 29, 1996, and incorporated herein by reference).
     10.12     Employment Offer and Agreement between the Company and John J.
               Millerick dated July 12, 1996, as amended.
     10.15     OEM Agreement for Asahi and Absolut plotters between the Company and Copyer Co., Ltd. dated September 19, 1996 (filed as Exhibit
               10.15 to the Company's Form 10-Q for the quarterly period ended
               September 29, 1996, and incorporated herein by reference).
     10.19     Change of Control Termination Benefit Agreement between the Com-
               pany and Harold H. Simeroth dated December 13, 1996 (filed as
               Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 29, 1996 and incorporated herein by reference).
     10.20     Change of Control Termination Benefit Agreement between the Com-
               pany and John J. Millerick dated December 13, 1996 (filed as Ex-
               hibit 10.19 to the Company's Form 10-K for the fiscal year ended
               December 29, 1996 and incorporated herein by reference).
     10.22     Agreement and Plan of Reorganization entered into as of November
               18, 1996, by and among the Company, CalComp Acquisition Sub,
               Inc., Topaz Technologies, Inc., Andreas Bibl, Deane Gardner and
               John Higginson (filed as Exhibit 99.2 to the Company's Current
               Report on Form 8-K dated November 18, 1996, and incorporated herein by reference).
     10.23     Termination Agreement between the Company and John C. Batterton dated March 7, 1997, (filed as Exhibit 10.23 to the Company's
               Form 10-Q for the quarter ended March 30, 1997, and incorporated herein by reference).
     10.24     Change of Control Termination Agreement between the Company and
               John C. Batterton dated March 7, 1997, (filed as Exhibit 10.24 to the Company's Form 10-Q for the quarter ended March 30, 1997, and incorporated herein by reference).
     10.25     Headquarters Lease Agreement dated as of June 24, 1997, between the Company and Lincoln--RECP Anaheim, OPCO, LLC (filed as Ex-
               hibit 10.25 to the Company's Form 10-Q for the quarter ended
               June 29, 1997, and incorporated herein by reference).
     10.26     Agreement of Purchase and Sale and Joint Escrow Instructions
               dated as of April 4, 1997, between the Company and Lincoln Prop-
               erty Company, N.C. Inc. (filed as Exhibit 10.25 to the Company's
               Form 10-Q for the quarter ended June 29, 1997, and incorporated herein by reference).

      EXHIBIT
      NUMBER                     DESCRIPTION OF EXHIBIT
      -------                    ----------------------
     10.29     1997 Second Amendment to 1994 Addendum to Joint Venture
               Relationships between CalComp Inc., Nippon Steel Corpora-
               tion, Sumitomo Corporation and NS CalComp Corp., dated
               September 10, 1997 (filed as Exhibit 10.29 to the
               Company's Form 10-Q for the quarter ended September 28,
               1997, and incorporated herein by reference).
     10.30     Relocation Agreement for John C. Batterton, dated Septem-
               ber 16, 1997 (filed as Exhibit 10.30 to the Company's Form
               10-Q for the quarter ended September 28, 1997, and incor-
               porated herein by reference).
     10.31*    Termination Agreement with Addendum for Winfried Rohloff,
               dated November 25, 1997.
     10.32*    Settlement Agreement and General Release for Harold
               Simeroth, dated January 28, 1998.
     10.33*    Change of Control Termination Benefit Agreement between
               the Company and James R. Bell dated April 1, 1998.
     10.34*    Patent License and Joint Development Agreement dated March
               29, 1998, between the Company and Eastman Kodak Co.
     10.35*    Warrant to Purchase Common Stock of the Company issued to
               Eastman Kodak Co., March 29, 1998.
     10.36*    Agreement Regarding Election of Directors between Lockheed
               Martin Corporation (the Company's Majority Shareholder)
               and Eastman Kodak Co., dated March 29, 1998.
     10.37*    Amendment No. 1, dated March 20, 1998, to Amended and Re-
               stated Revolving Credit Agreement between the Company and
               Lockheed Martin Corporation.
     10.38*    First Amendment, dated March 20, 1998, to Cash Management
               Agreement between the Company and Lockheed Martin Corpora-
               tion.
     10.39*    CalComp Technology, Inc. 1998 Management Incentive Compen-
               sation plan, approved January 27, 1998.
     10.40*    CalComp Technology, Inc. 1998 Deferred Management Incen-
               tive Compensation Plan, approved January 27, 1998.
     10.41*    Waiver of Rights, dated April 1, 1998, by Lockheed Martin
               Corporation, under Amended and Restated Revolving Credit
               Agreement between the Company and Lockheed Martin Corpora-
               tion.
     10.42     Employment Agreement between the Company and Andreas Bibl
               dated as of November 18, 1996.
     21        Subsidiaries (filed as Exhibit 21 to the Company's Form
               10-K for the fiscal year ended December 29, 1996 and in-
               corporated herein by reference).
     23*       Consent of Independent Auditors
     27*       Financial Data Schedule

--------
* Previously Filed

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

April 24, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of CalComp Technology, Inc. and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ John C. Batterton         President, Chief Executive      April 24, 1998
____________________________________  Officer and a Director
         John C. Batterton

       /s/ John J. Millerick         Senior Vice President and       April 24, 1998
____________________________________  Chief Financial Officer
         John J. Millerick            (Principal Financial and
                                      Accounting Officer)

        /s Arthur E. Johnson         Chairman of the Board of        April 24, 1998
____________________________________  Directors
         Arthur E. Johnson

          /s/ Gary P. Mann           Director                        April 24, 1998
____________________________________
            Gary P. Mann

        /s/ Terry F. Powell          Director                        April 24, 1998
____________________________________
          Terry F. Powell

                                     Director                        April 24, 1998
____________________________________
         Gerald W. Schaefer

                                     Director                        April 24, 1998
____________________________________
           Jeb S. Hurley
      /s/ Kenneth R. Ratcliffe       Director                        April 24, 1998
____________________________________
        Kenneth R. Ratcliffe

      /s/ Walter E. Skowronski       Director                        April 24, 1998
____________________________________
        Walter E. Skowronski
