Form 10-Q
period 1998-03-29
CALCOMP TECHNOLOGY INC
filed 1998-05-12
CIK 818470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1998

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to


                        Commission file number 0-16071

                             --------------------

                           CALCOMP TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                            06-0888312
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

          2411 W. La Palma Avenue,                      92801
            Anaheim, California                      (Zip Code)
  (Address of principal executive offices)

                                (714) 821-2000
             (Registrant's telephone number, including area code)

                             --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock           Outstanding at April 24, 1998
         ---------------------           -----------------------------
             $.01 par value                        47,094,950

                           CALCOMP TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of March 29, 1998
              (unaudited) and December 28, 1997...........................    3
            Condensed Consolidated Statements of Operations for the three
              months ended March 29, 1998 and March 30, 1997 (unaudited)..    4
            Condensed Consolidated Statements of Cash Flows for the three
              months ended March 29, 1998 and March 30, 1997 (unaudited)..    5
            Notes to Condensed Consolidated Financial Statements
              (unaudited).................................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   11

PART II. OTHER INFORMATION
   Item 6.  Exhibits and Reports on Form 8-K..............................   14

   Signatures.............................................................   15

                           CALCOMP TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        March 29,   December 28,
                                                          1998          1997
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS:
Current assets:
  Cash...............................................   $   4,764     $   6,494
  Accounts receivable, net...........................      22,912        26,208
  Accounts receivable from affiliates................       3,610         4,428
  Receivable under Joint Development Agreement.......      20,000            --
  Inventories (Note 4)...............................      40,446        43,069
  Prepaids and other current assets..................       4,676         4,783
                                                        ---------     ---------
     Total current assets............................      96,408        84,982

Property, plant and equipment, net...................      29,518        29,048
Goodwill, net........................................      78,485        79,994
Other assets.........................................      15,805        15,433
                                                        ---------     ---------
Total assets.........................................   $ 220,216     $ 209,457
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................   $  10,701     $  14,395
  Accounts payable to affiliates.....................       6,461         5,591
  Deferred revenue...................................      22,066         6,828
  Accrued restructuring costs (Note 3)...............       4,561         5,049
  Accrued reorganization costs.......................       6,429         6,878
  Accrued salaries and related expenditures..........       4,766         4,487
  Line of credit with Majority Shareholder (Note 5)..      70,145            --
  Other current liabilities..........................      23,789        22,600
                                                        ---------     ---------
     Total current liabilities.......................     148,918        65,828

Other long-term liabilities..........................       8,495         8,371
Line of credit with Majority Shareholder (Note 5)....          --        59,525

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, none issued...........................          --            --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 47,092,950 and 47,070,950 shares
   issued on March 29, 1998, and December 28, 1997,
   respectively......................................         471           471
  Additional paid-in capital.........................     292,743       287,322
  Accumulated deficit................................    (235,424)     (217,145)
  Accumulated other comprehensive income:
   Cumulative translation adjustment.................       5,478         5,550
  Less: Treasury stock, at cost, 49,000 shares.......        (465)         (465)
                                                        ---------     ---------
  Total stockholders' equity.........................      62,803        75,733
                                                        ---------     ---------
     Total liabilities and stockholders' equity......   $ 220,216     $ 209,457
                                                        =========     =========


    See accompanying notes to condensed consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                           Three Months Ended
                                                         -----------------------
                                                          March 29,    March 30,
                                                            1998         1997
                                                         ----------   ----------
                                                               (Unaudited)
Net revenue...........................................   $   37,834   $   60,523
Cost of revenue.......................................       36,137       48,596
                                                         ----------   ----------
  Gross profit........................................        1,697       11,927

Operating expenses:
  Research and development............................        2,723        3,638
  Selling, general and administrative.................       14,695       15,595
  Corporate expenses from Majority Shareholder........        1,000          725
                                                         ----------   ----------
Loss from operations..................................      (16,721)      (8,031)
Interest expense......................................       (1,257)        (881)
Other (expense) income, net...........................         (473)        (284)
                                                         ----------   ----------
Loss before income taxes..............................      (18,451)      (9,196)
Provision (benefit) for income taxes..................         (172)         293
                                                         ----------   ----------
Net loss..............................................   $  (18,279)  $   (9,489)
                                                         ==========   ==========
Basic and diluted loss per share (Note 1).............   $    (0.39)  $    (0.20)
                                                         ==========   ==========
Weighted-average shares outstanding...................   47,087,946   46,898,650
                                                         ==========   ==========


    See accompanying notes to condensed consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            Three Months Ended
                                                           ---------------------
                                                           March 29,   March 30,
                                                             1998        1997
                                                           ---------   ---------
                                                                (Unaudited)
Operating activities:
Net loss.................................................  $(18,279)   $ (9,489)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization..........................     3,890       2,520
  Restructuring payments.................................      (488)     (4,386)
  Investee income........................................       (56)        (97)
  Net changes in operating assets and liabilities........     5,069      (4,255)
                                                           --------    --------
     Net cash used in operating activities...............    (9,864)    (15,707)

Investing activities:
Purchase of property, plant and equipment................    (2,465)     (1,427)
Proceeds from disposition of property, plant and
 equipment...............................................         2         245
                                                           --------    --------
     Net cash used in investing activities...............    (2,463)     (1,182)

Financing activities:
Proceeds from line of credit with Majority Shareholder...    10,620      19,799
Reduction in revolving line of credit....................        --      (2,948)
Exercise of stock options................................        71          --
                                                           --------    --------
     Net cash provided by financing activities...........    10,691      16,851
Effect of exchange rate changes on cash..................       (94)       (895)
                                                           --------    --------
Change in cash...........................................    (1,730)       (933)
Cash at beginning of quarter.............................     6,494      15,290
                                                           --------    --------
Cash at end of quarter...................................  $  4,764    $ 14,357
                                                           ========    ========
Supplementary disclosures of cash flow information:
  Net income taxes received..............................  $   (392)   $   (392)
  Interest paid..........................................  $    564    $    699


    See accompanying notes to condensed consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1998, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

     It is suggested that the financial statements be read in conjunction with the information contained in the Company's Annual Report for the year ended December 28, 1997, on Form 10-K/A, filed with the Securities and Exchange Commission.

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

     As of December 29, 1997, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

     The components of comprehensive income for the three months ended March 29, 1998, and March 30, 1997, are as follows:

                                                                1998      1997
                                                              -------   -------
    Net loss..............................................    $18,279   $ 9,489
    Foreign currency translation adjustment...............         72     1,053
                                                              -------   -------
    Comprehensive loss....................................    $18,351   $10,542
                                                              =======   =======

2)  Operations and Financing

     The Company's recent operations have resulted in net losses of $18.3 million, $75.2 million and $56.6 million for the three months ended March 29, 1998 and the years ended December 28, 1997 and December 29, 1996, respectively. The Company's main sources of financing have been a $75 million line of credit with Lockheed Martin Corporation (the "Majority Shareholder") under the Revolving Credit and Cash Management Agreements ("Credit Agreements") and the proceeds from the sale of the Company's headquarters facility. At March 29, 1998, the Company had drawn $70.1 million against that line. In March 1998, the Credit Agreements were amended to extend the maturity date to

                           CALCOMP TECHNOLOGY, INC.

                                  (Unaudited)

2)  Operations and Financing - Continued

January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

     After determining that remaining amounts available under the line were not adequate to fund the Company's operations in the near term, the Company entered into a letter of intent in March 1998 with a bank which contemplated an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April 2000. In addition, in March 1998, the Company entered into the Joint Development Agreement with Kodak that provided $20 million which was due at signing and was paid to the Company in April 1998 and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. Management believes these financial resources will be sufficient to satisfy the Company's liquidity requirements through 1998. If not, the Company will be required to seek additional financing from others or pursue other financing alternatives. No assurance can be given that, if required, additional financing will be available on acceptable terms or at all.

     The Company is implementing plans to improve the Company's competitive position by introducing a new line of CrystalJet(TM) piezo inkjet printers, in the first half of 1998, as well as increasing operating efficiencies. The Company anticipates that these efforts will result in improved gross margins and operating results during fiscal 1998. However, no assurances can be given that the Company will be successful in realizing these goals. Failure to achieve market acceptance of these products or the inability to timely achieve required production volumes at acceptable costs could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

3)  Restructuring

     During the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and provided a charge of approximately $4,788,000 consisting primarily of $2,900,000 for the elimination of an additional 91 positions, relating to further realignment of the Company's international operations, and $1,888,000 for lease termination and fixed asset disposition costs for certain international facilities. During the first quarter of 1998, the Company incurred cash expenditures aggregating $277,000 and non cash charges aggregating $211,000 that were applied against the reserve. At March 29, 1998, the restructuring accrual approximates $4,561,000, consisting of $3,763,000 from the 1997 restructuring plan and $798,000 remaining from the 1996 restructuring plan. The remaining amount of the 1996 plan principally relate to lease termination obligations. Although subject to future adjustment, management of the Company believes that the amounts accrued at March 29, 1998 are adequate to complete the various restructuring plans.

4)  Inventories

     Inventories consist of the following:

                                                    March 29,   December 28,
                                                      1998         1997
                                                    ---------   ------------
                                                         (In thousands)
     Raw materials and purchased components......    $12,962       $11,042
     Work in process.............................        739           434
     Finished goods..............................     26,745        31,593
                                                     -------       -------
                                                     $40,446       $43,069
                                                     =======       =======

                            CALCOMP TECHNOLOGY, INC.

                                  (Unaudited)

5)  Indebtedness

Credit Agreements with Majority Shareholder

     In July 1996, the Company and the Majority Shareholder entered into two separate agreements, the Revolving Credit Agreement and the Cash Management Agreement, collectively referred to as the "Credit Agreements". The Revolving Credit Agreement was subsequently amended and restated, pursuant to which the Majority Shareholder will provide, from time to time, financing of up to $73,000,000 for repayment of specified indebtedness and general corporate purposes, including financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement contained negative and affirmative covenants. As of December 28, 1997, the Company was in breach of certain of these financial covenants. On January 22, 1998, the Majority Shareholder waived compliance with these covenants. In March 1998, the Revolving Credit Agreement was further amended to extend the maturity date from July 22, 1998, to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Revolving Credit Agreement upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

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

     The Cash Management Agreement provides cash advances of up to $2,000,000 to the Company by the Majority Shareholder for cash shortfalls. In March 1998, the Cash Management Agreement was amended to extend the maturity date from June 1, 1998, to January 31, 1999. The agreement bears interest equal to the Federal Funds Rate.

      As of March 29, 1998, the Company has an aggregate outstanding balance of $70,145,000 on the Revolving Credit Agreement, with interest rates ranging from 5.3% to 7.7%.

Secured Agreement with Bank

     In March 1998, the Company entered into a letter of intent with a bank which contemplates an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April 2000.

6)  Patent License and Joint Development Agreement

     On March 29, 1998, the Company entered into a five-year Patent License and Joint Development Agreement with Eastman Kodak Co. ("Kodak") covering the joint development of the Company's CrystalJet(TM) technology into a range of products, printers and consumables for commercial applications. Under the terms of the agreement, Kodak will contribute up to $36 million, $20 million of which was due at signing and was paid to the Company in April 1998. The additional $16 million in contributions will be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. The agreement also calls for Kodak to pay royalties in respect of licenses granted thereunder which allow Kodak under certain circumstances to exploit the inkjet technology developed under the terms of the agreement.

                            CALCOMP TECHNOLOGY, INC.

                                  (Unaudited)

6)  Patent License and Joint Development Agreement - Continued

     In addition to the license, the Company granted to Kodak a warrant for 8 million shares of its Common Stock with an exercise price of $3.88, vesting 50 percent on the first anniversary of the agreement and 50 percent on the second anniversary of the agreement. The warrant expires on the seventh anniversary of the agreement. At the date of grant, the fair value of the stock warrant was $5.4 million, based on an independent appraisal, and has been reflected as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet. The remaining $14.6 million to be received has been recorded as deferred revenue and will be amortized into income as certain expenditures related to the Joint Development Agreement are incurred.

7)  Contingencies

Legal

     A complaint was filed on January 25, 1997, in California Superior Court in Santa Clara County by Raster Graphics, Inc. ("Raster Graphics"), against Topaz Technologies, Inc., the Company's wholly owned subsidiary ("Topaz"), the former shareholders of Topaz, and the Company. The complaint alleged, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the former Topaz shareholders who founded Raster Graphics in 1987 while they participated in the development of certain inkjet technology. On April 18, 1997, Raster Graphics filed an amended complaint, dismissing its claims against the Company and amending the complaint to focus on technology relating to a test fixture that had been developed at Raster Graphics. The complaint seeks unspecified compensatory damages, punitive damages, costs and injunctive relief. The Company continues to believe that the inkjet printing technology, developed by Topaz, is proprietary to the Company, is not based on Raster Graphics technology and that this lawsuit is without merit.

     A complaint was filed on October 14, 1997, by Wacom Co., Ltd. and Wacom Technology Corp., against CalComp Inc., a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that CalComp Inc.'s sale of ULTRASLATE digitizer tablets infringes three patents and infringes Wacom's common law trademark, ULTRAPEN. Wacom's request for a preliminary injunction concerning infringement of two of the three patents was denied by the Court on February 12, 1998. Wacom is also seeking damages and permanent injunctive relief with respect to alleged infringement of the three patents, pre-judgment interest and, among other things, has requested an award of its attorneys' fees and costs. The Company does not believe that any of the allegations made by Wacom in this suit have merit and intends to defend itself against all the claims.

     The Company is also party to other legal actions in the normal course of its business. The Company does not believe that the disposition of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Environmental Matters

     In connection with the June 1997 sale of the Company's headquarters facility in Anaheim, California, the Company agreed to remain obligated to address certain environmental conditions which existed at the site prior to the closing of the sale. In addition, the Majority Shareholder has guaranteed the performance of the Company under this environmental agreement.

                            CALCOMP TECHNOLOGY, INC.

                                  (Unaudited)

     In 1988, the Company submitted a plan to the California Regional Water Quality Control Board ("the Water Board") relating to its facility in Anaheim, California. This plan contemplated site assessment and monitoring of soil and ground water contamination. In 1997, the Company, at the request of the Water Board, submitted work plans to conduct offsite water investigations and onsite soil remediation. The initial phase of work commenced in January 1998. As of March 29, 1998, the Company has established reserves which it considers to be adequate to cover the cost of investigations and tests required by the Water Board, any additional remediation that may be requested and potential costs of continued monitoring of soil and groundwater contamination, if required.

     The Company believes that it has adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect on its consolidated financial condition, results of operation or cash flows.

                            CALCOMP TECHNOLOGY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report on Form 10-Q contains statements which, to the extent that they are not recitations of historical facts, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve risks and uncertainties. The forward looking statements in this report on Form 10-Q have been made subject to the safe harbor protections provided by Sections 27A and 21E.

General

     The Company's products and services compete in several markets including CAD/CAE/CAM, presentation graphics, graphics arts, and printing and publishing. The Company's ability to successfully market its products requires adapting new technologies, such as its proprietary CrystalJet(TM) technology, and leveraging the channels of distribution in order to remain competitive. The Company encounters extensive competition in all of its lines of business with numerous other parties, depending on the particular product or market environment. The Company's business involves rapidly changing technologies resulting in continued performance improvements at lower customer prices. The companies that participate in the industry are highly competitive. Reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins. Many of the Company's competitors have larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that the products of existing or new competitors will not obtain greater market acceptance than the Company's products.

      In 1997, the Company introduced its new CrystalJet(TM) product line and initiated a transition plan to eliminate certain existing output product lines and accelerate the Company's end-of-life process for those products that will be discontinued. As a result, the Company's diversity of inkjet product offerings, by the end of 1998, will be limited to the new CrystalJet line of wide-format digital printers until subsequent CrystalJet product offerings are introduced. Failure to achieve market acceptance for these products or the inability to increase manufacturing volumes to achieve production efficiencies, could have a material adverse impact on the Company's consolidated financial position and results of operations.

      In addition, the Company's strategy for its new products focuses on capturing consumable sales through establishing a strong installed base of CrystalJet products, both through CalComp branded products and through the various channels provided by the Company's strategic partners. However, there can be no assurance that the Company will be able to achieve this strategic goal.

     For a further discussion of risk factors related to the Company's operations, see Item 1. "Business-Risk Factors Affecting the Company" contained in the Company's Annual Report for the year ended December 28, 1997, on Form 10-K/A, filed with the Securities and Exchange Commission.

Results of Operations

     Revenues. Revenues for the quarter ended March 29, 1998, declined $22.7 million, or 37%, to $37.8 million from the same period in 1997. Product revenues were down 41% and service revenue was down 19% versus the same period in 1997. The decline in product revenues resulted from decreases in product demand for input and output products. Output product revenues declined primarily due to the maturity of the output products compared to competitors' products and lower customer demand resulting from the Company's announcement of its intent to discontinue certain output products in anticipation of the release of the new CrystalJet product lines. Digitizer input product revenue also declined primarily as a result of the impact of increasing interchangeability of mouse input devices as an alternative to digitizer tablet input devices made possible by recent releases of CAD application software. This trend is expected to continue but may be somewhat offset by broader use of digitizers in graphic arts applications. The decrease in service revenue compared to the same period in 1997 is primarily a result of fewer service contracts being generated due to the lower product revenue base and a lower rate of service contract renewals as older generation products are retired from service.

     Gross Profit. Gross profit as a percentage of revenue was 4% for the first quarter of 1998 compared to 20% for the same period in 1997. This decline was primarily due to the erosion of margin dollars related to lower revenues, selling price reductions required to transition out of mature and end-of-life products, the manufacturing inefficiencies resulting from decreased production volumes on the Company's mature output products, as well as start up cost inefficiencies on new products.

     Operating Expenses. Operating expenses for the first quarter of 1998 decreased 8%, or $1.5 million, to $18.4 million compared to the same period in 1997. The decline in spending resulted primarily from the benefits of staffing and facility consolidation as a result of restructuring actions taken in 1996 and 1997 to streamline the Company's infrastructure.

     Research and development expenses decreased $0.9 million in the first quarter of 1998 compared to the same period in 1997 reflecting the benefits of cost reductions resulting from the Company's decision to narrow its focus to its new technologies. Research and development expense as a percentage of net revenue remained relatively flat at 7% and 6% for the quarter in 1998 and 1997, respectively, as the reduced spending was applied against a smaller revenue base in the first quarter of 1998.

     Selling, general and administrative expenses decreased $0.9 million in the first quarter of 1998 compared to the same period in 1997. As a percentage of revenue, these expenses increased 13%, to 39% in the first quarter of 1998 compared to 26% for the first quarter of 1997. The decline in spending was due primarily to reduced staffing and facility expenses from the restructuring actions taken in 1996 and 1997 to streamline the Company's infrastructure. The expenses did not commensurately decrease with revenue as marketing and advertising costs slightly increased in the first quarter of 1998 compared to the first quarter of 1997 to support the introduction of the CrystalJet(TM) product line to the marketplace.

     Corporate expenses from Lockheed Martin increased $0.3 million to $1.0 million in the first quarter of 1998 from $0.7 million in the same period in 1997 as a result of allocations received from the Majority Shareholder.

     Interest Expense. Interest expense increased to $1.3 million in the first quarter of 1998 from $0.9 million in the same period in 1997 due substantially to increases in the Company's outstanding balances under its line of credit with the Majority Shareholder.

     Income Taxes (Benefit). The first quarter 1998 net tax benefit of $0.2 million relates primarily to a state tax refund recorded as a receivable in the quarter.

Liquidity and Capital Resources

     The Company's recent operations have resulted in net losses of $18.3 million, $75.2 million and $56.6 million for the three months ended March 29, 1998, and the years ended December 28, 1997, and December 29, 1996, respectively. The Company's main sources of financing have been a $75 million line of credit with the Majority Shareholder under the Revolving Credit and Cash Management Agreements ("Credit Agreements") and the proceeds from the sale of the Company's headquarters facility. At March 29, 1998, the Company had drawn $70.1 million against that line. In March 1998, the Credit Agreements were amended to extend the maturity date to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

     After determining that remaining amounts available under the line were not adequate to fund the Company's operations in the near term, the Company entered into a letter of intent in March 1998 with a bank which contemplates an additional $25 million senior line of credit (the "Secured Agreement"). The Secured Agreement will allow the Company to borrow up to 80 percent of its eligible accounts receivable and 20 percent of eligible inventory through April 2000. In addition, in March 1998, the Company entered into the Joint Development Agreement with Kodak that provided $20 million which was due at signing and was paid to the Company in April 1998 and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. Management believes these financial resources, will be sufficient to satisfy the Company's liquidity requirements through 1998. If not, the Company will be required to seek additional financing from others or pursue other financing alternatives. No assurance can be given that, if required, additional financing will be available on acceptable terms or at all.

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

     During the first quarter of 1998, the Company used $9.9 million of cash in its operations primarily to fund its continuing net losses of $18.3 million for the quarter, net of depreciation and amortization of $3.9 million and funds of $5.1 million provided primarily from reductions in inventories and receivables. In addition, $2.5 million was expended on plant and equipment, relating primarily to purchases of tooling and equipment for the development and manufacture of the new CrystalJet(TM) product line These uses of cash were funded substantially by borrowings from the Majority Shareholder of $10.6 million, pursuant to the Credit Agreements.

     During the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and provided a charge of approximately $4,788,000 consisting primarily of $2,900,000 for the elimination of an additional 91 positions, relating to further realignment of the Company's international operations, and $1,888,000 for lease termination and fixed asset disposition costs for certain international facilities. During the first quarter of 1998, the Company incurred cash expenditures aggregating $277,000 and non cash charges aggregating $211,000 that were applied against the reserve. At March 29, 1998, the restructuring accrual approximates $4,561,000, consisting of $3,763,000 from the 1997 restructuring plan and $798,000 remaining from the 1996 restructuring plan. The remaining amount of the 1996 plan principally relate to lease termination obligations.

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

     Year 2000 Compliance. Many existing computer systems, applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected to process data related to the Year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

     The Company has been investigating and continues to assess the impact, if any, which Year 2000 issues may have on its internal computer systems. Although the assessment process is not complete, based on information and estimates currently available, Year 2000 issues related to these systems will not have a material adverse effect on the operations of or on the financial results of the Company. The inability of customers, suppliers, and other external enterprises with which the Company interacts to make timely changes to their own systems could have an adverse impact on the Company.

     The Company believes all of its products are Year 2000 compliant.

                            CALCOMP TECHNOLOGY, INC.

                          PART II.  OTHER INFORMATION


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

                                       Calcomp Technology, Inc
                                         (Registrant)

Date: May 12, 1998


                                               /s/ John J. Millerick
                                       -----------------------------------------
                                                   John J. Millerick
                                       Senior Vice President and Chief Financial
                                            Officer (Principal Financial and
                                                  Accounting Officer)