Form 10-Q
period 1998-06-28
CALCOMP TECHNOLOGY INC
filed 1998-08-07
CIK 818470

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS OF COMMON STOCK                       OUTSTANDING AT JULY 24, 1998
            ---------------------                       ----------------------------
               $.01 par value                                    47,120,650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            CALCOMP TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of June 28, 1998
             (Unaudited) and December 28, 1997..........................    3
            Unaudited Condensed Consolidated Statements of Operations
             for the three and six months ended June 28, 1998 and June
             29, 1997...................................................    4
            Unaudited Condensed Consolidated Statements of Cash Flows
             for the six months ended June 28, 1998 and June 29, 1997...    5
            Notes to Unaudited Condensed Consolidated Financial
             Statements.................................................    6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   12
 PART II. OTHER INFORMATION
    Item 1. Legal Proceedings...........................................   17
    Item 2. Changes in Securities and Use of Proceeds...................   17
    Item 4. Submission of Matters to a Vote of Security Holders.........   17
    Item 6. Exhibits and Reports on Form 8-K............................   18
    Signatures..........................................................   19

                            CALCOMP TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        JUNE 28,   DECEMBER 28,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS:
Current assets:
  Cash................................................  $   4,913   $   6,494
  Accounts receivable, net............................     18,711      26,208
  Accounts receivable from affiliates.................      2,117       4,428
  Inventories (Note 4)................................     36,087      43,069
  Prepaids and other current assets...................      4,854       4,783
                                                        ---------   ---------
    Total current assets..............................     66,682      84,982
Property, plant and equipment, net....................     30,404      29,048
Goodwill, net.........................................     76,977      79,994
Other assets..........................................     15,647      15,433
                                                        ---------   ---------
Total assets..........................................  $ 189,710   $ 209,457
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................  $  15,680   $  14,395
  Accounts payable to affiliates......................      2,810       5,591
  Deferred revenue (Note 7)...........................     15,349       6,828
  Accrued restructuring costs (Note 3)................      3,418       5,049
  Accrued reorganization costs........................      6,262       6,878
  Accrued salaries and related expenditures...........      5,645       4,487
  Line of credit with Majority Shareholder (Note 5)...      2,430         --
  Other current liabilities...........................     21,574      22,600
                                                        ---------   ---------
    Total current liabilities.........................     73,168      65,828
Other long-term liabilities...........................      7,876       8,371
Line of credit with Majority Shareholder (Note 5).....     60,000      59,525
Contingencies (Notes 2 and 8).........................        --          --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, none issued............................        --          --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 47,120,650 and 47,070,950 shares issued
   and outstanding on June 28, 1998 and
   December 28, 1997, respectively....................        471         471
  Additional paid-in capital..........................    292,805     287,322
  Accumulated deficit.................................   (249,497)   (217,145)
  Accumulated other comprehensive income (loss):
   Cumulative translation adjustment..................      5,352       5,550
  Less: Treasury stock, at cost, 49,000 shares........       (465)       (465)
                                                        ---------   ---------
  Total stockholders' equity..........................     48,666      75,733
                                                        ---------   ---------
    Total liabilities and stockholders' equity........  $ 189,710   $ 209,457
                                                        =========   =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                ----------------------  ----------------------
                                 JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
                                   1998        1997        1998        1997
                                ----------  ----------  ----------  ----------
Revenue........................ $   41,532  $   52,060  $   79,366  $  112,583
Cost of revenue................     33,669      41,824      69,806      90,420
                                ----------  ----------  ----------  ----------
  Gross profit.................      7,863      10,236       9,560      22,163
Operating expenses:
  Research and development.....      3,482       5,628       6,205       9,266
  Selling, general and
   administrative..............     16,438      15,853      31,133      31,448
  Corporate expenses from
   Majority Shareholder........      1,000         725       2,000       1,450
  Gain on disposal of
   facilities (Note 6).........        --       (5,873)        --       (5,873)
                                ----------  ----------  ----------  ----------
Loss from operations...........    (13,057)     (6,097)    (29,778)    (14,128)
Interest expense...............     (1,180)     (1,130)     (2,437)     (2,011)
Other income (expense), net....        401         136         (72)       (148)
                                ----------  ----------  ----------  ----------
Loss before income taxes.......    (13,836)     (7,091)    (32,287)    (16,287)
Provision for income taxes.....        237         234          65         527
                                ----------  ----------  ----------  ----------
Net loss....................... $  (14,073) $   (7,325) $  (32,352) $  (16,814)
                                ==========  ==========  ==========  ==========
Basic and diluted loss per
 share (Note 1)................ $    (0.30) $    (0.16) $    (0.69) $    (0.36)
                                ==========  ==========  ==========  ==========
Weighted-average shares
 outstanding................... 47,105,080  46,898,650  47,090,584  46,898,650
                                ==========  ==========  ==========  ==========




      See accompanying notes to unaudited condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                           ------------------
                                                           JUNE 28,  JUNE 29,
                                                             1998      1997
                                                           --------  --------
Operating activities:
Net loss.................................................. $(32,352) $(16,814)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization...........................    7,643     5,939
  Restructuring payments..................................   (1,631)   (5,355)
  Gain on disposal of facilities..........................      --     (5,873)
  Investee income.........................................     (361)     (523)
  Net changes in operating assets and liabilities.........   22,212    (5,529)
                                                           --------  --------
    Net cash used in operating activities.................   (4,489)  (28,155)
Investing activities:
Purchase of property, plant and equipment.................   (5,690)   (4,678)
Proceeds from disposition of property, plant and
 equipment................................................      --        635
Dividends received........................................      121       168
Proceeds from disposal of facilities......................      --     21,121
                                                           --------  --------
    Net cash (used in) provided by investing activities...   (5,569)   17,246
Financing activities:
Net proceeds from line of credit with Majority
 Shareholder..............................................    2,905     7,731
Reduction in revolving line of credit.....................      --     (2,948)
Exercise of stock options.................................      123       --
Issuance of warrant to purchase common stock..............    5,360       --
                                                           --------  --------
    Net cash provided by financing activities.............    8,388     4,783
Effect of exchange rate changes on cash...................       89      (596)
                                                           --------  --------
Change in cash............................................   (1,581)   (6,722)
Cash at beginning of period...............................    6,494    15,290
                                                           --------  --------
Cash at end of period..................................... $  4,913  $  8,568
                                                           ========  ========
Supplementary disclosures of cash flow information:
  Net income taxes received............................... $      2  $    361
  Interest paid........................................... $  2,381  $  2,116



      See accompanying notes to unaudited condensed consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

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

  As of December 29, 1997, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income.

  The components of comprehensive loss for the six months ended June 28, 1998, and June 29, 1997, are as follows:

                                                              1998      1997
                                                            --------  --------
     Net loss.............................................. $(32,352) $(16,814)
     Foreign currency translation adjustment...............     (198)   (1,924)
                                                            --------  --------
     Comprehensive loss.................................... $(32,550) $(18,738)
                                                            ========  ========

2. OPERATIONS AND FINANCING

  The Company's recent operations have resulted in net losses of $32.4 million, $75.2 million and $56.6 million for the six months ended June 28, 1998 and the years ended December 28, 1997 and December 29, 1996, respectively. The Company's main sources of financing have been a $75 million line of credit with Lockheed Martin Corporation (the "Majority Shareholder") which is made up of the Revolving Credit Agreement of $73 million and the Cash Management Agreement of $2 million, collectively referred to as the "Credit Agreements", and the proceeds from the sale of the Company's headquarters facility. In March 1998, the Credit Agreements were amended to extend the maturity dates to January 31, 1999. Additionally, the Revolving Credit Agreement was amended to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company. At June 28, 1998, the Company had drawn $62.4 million against that line.

                           CALCOMP TECHNOLOGY, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(CONTINUED)


  In March 1998, the Company entered into the Joint Development Agreement with Eastman Kodak Company ("Kodak") that provided $20 million which was due on signing and was paid to the Company in April 1998 and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. For further discussion of the Joint Development Agreement, see Note 7.

  In July 1998, the Company entered into an Exchange Agreement with the Majority Shareholder, pursuant to which, the Company exchanged $60 million of outstanding debt owed to the Majority Shareholder under the Revolving Credit Agreement for 1,000,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company (the "Exchange"). In connection with the Exchange Agreement, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company under the Revolving Credit Agreement from $73 million to $13 million. The Company and the Majority Shareholder effected the Exchange for the purpose of strengthening the Company's balance sheet and ensuring that the Company continues to meet the requirements for its common shares to trade on NASDAQ's National Market System. The Company received a fairness opinion from an outside financial advisor that the Exchange was fair and reasonable to all of the Company's common stockholders. For further discussion of the Exchange, see Note 5.

  The Company had previously entered into a letter of intent with a bank which contemplated an additional $25 million senior line of credit; however, the Company was not able to reach an agreement with the bank and negotiations were recently terminated. The Company anticipates that it will fully draw down the full $13 million of credit line available under the Revolving Credit Agreement to meet operating requirements during the fiscal quarter ending September 27, 1998.

  In an effort to address this issue, the Company has approached the Majority Shareholder, which has stated that it will loan additional funds to the Company in an amount sufficient to fund the day-to-day operations of the Company pending a review of the Company's business strategy. In addition, the Majority Shareholder has agreed to consider loaning the Company additional funds thereafter depending upon the results of this review. The Company conducted a review with its Board of Directors on July 28, 1998, but to-date, has not concluded discussions with the Majority Shareholder regarding additional funding. The Company anticipates that these discussions will be concluded in September 1998. The Company has engaged Solomon Smith Barney as an investment advisor to assist it in the consideration of strategic alternatives. Management notes that, even if the Majority Shareholder does agree to extend funds, the terms under which it would do so and the period of operations that such funds would permit are not now determined. Failure to obtain additional funding will result in material liquidity problems for the Company.

  The Company has implemented plans to improve the Company's competitive position by introducing a new line of CrystalJet(TM) piezo inkjet printers and improving operating efficiencies through the restructuring of its worldwide operations. The Company is currently in the process of making enhancements to the CrystalJet manufacturing process to allow for increased production of the CrystalJet product. The Company anticipates that these efforts will result in improved gross margins and operating results during the second half of fiscal 1998. However, no assurances can be given that the Company will be successful in realizing these goals. Failure to achieve market acceptance of these products or the inability to timely achieve required production volumes at acceptable costs could have a further material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

3. RESTRUCTURING

  During the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and provided a charge of approximately $4,788,000 consisting primarily of $2,900,000 for the elimination of

                           CALCOMP TECHNOLOGY, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(CONTINUED)

91 positions, relating to further realignment of the Company's international operations, and $1,888,000 for lease termination and fixed asset disposition costs for certain international facilities. During the first six months of 1998, the Company incurred cash expenditures aggregating $1,388,000 and non-cash charges aggregating $243,000 that were applied against the reserve. At June 28, 1998, the restructuring accrual approximates $3,418,000, consisting of $2,620,000 from the 1997 restructuring plan and $798,000 remaining from the 1996 restructuring plan. The remaining amount of the 1996 plan principally relates to lease termination obligations. Although subject to future adjustment, the Company believes that the amounts accrued at June 28, 1998 are adequate to complete the various restructuring plans.

4. INVENTORIES

  Inventories consist of the following:

                                                             JUNE
                                                              28,   DECEMBER 28,
                                                             1998       1997
                                                            ------- ------------
                                                               (IN THOUSANDS)
     Raw materials and purchased components...............  $10,738   $11,042
     Work in process......................................      460       434
     Finished goods.......................................   24,889    31,593
                                                            -------   -------
                                                            $36,087   $43,069
                                                            =======   =======

5. INDEBTEDNESS

 Credit Agreements with Majority Shareholder

  In July 1996, the Company and the Majority Shareholder entered into two separate agreements, the Revolving Credit Agreement and the Cash Management Agreement. The Revolving Credit Agreement was subsequently amended and restated, pursuant to which the Majority Shareholder was to provide, from time to time, financing of up to $73 million for repayment of specified indebtedness and general corporate purposes, including financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement contained negative and affirmative covenants. As of December 28, 1997, the Company was in breach of certain of these financial covenants. On January 22, 1998, the Majority Shareholder waived compliance with these covenants. In March 1998, the Revolving Credit Agreement was further amended to extend the maturity date from July 22, 1998, to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Revolving Credit Agreement upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company.

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

  The Cash Management Agreement provides cash advances of up to $2 million to the Company by the Majority Shareholder for cash shortfalls. In March 1998, the Cash Management Agreement was amended to extend the maturity date from June 1, 1998, to January 31, 1999. The agreement bears interest equal to the Federal Funds Rate.

  As of June 28, 1998, the Company had an aggregate outstanding balance of $62,430,000 on the Revolving Credit Agreement, with interest rates ranging from 5.0% to 7.7%.

                           CALCOMP TECHNOLOGY, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(CONTINUED)


 Conversion of Debt to Preferred Stock

  On July 15, 1998, at the request of the Company, the Company and the Majority Shareholder effected an exchange of debt for equity whereby $60 million of outstanding indebtedness owing by the Company to the Majority Shareholder under the Revolving Credit Agreement was exchanged for 1,000,000 shares of Preferred Stock. As a result, this amount is classified as a long-term item as of June 28, 1998 because it will not require the use of working capital to satisfy the indebtedness. In connection with the Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company from $73 million to $13 million.

  The Majority Shareholder, as holder of the Preferred Stock, is entitled to receive, when and if declared by the Board of Directors, and in preference to the holders of Common Stock, a cumulative annual dividend of $4.80 per share. The Preferred Stock has no conversion rights and is non-voting with certain exceptions. The Preferred Stock may be redeemed at the Company's option at $60 per share plus any accumulated, but unpaid dividends. Upon liquidation, the holders of the Preferred Stock are entitled to receive $60 per share plus any accumulated but unpaid dividends, prior to any distribution being made to the holders of Common Stock. After the occurrence of a change of control, as defined, the dividend rate on the Preferred Stock would be increased to $9.00 per share per annum plus 15% per annum on any accumulated but unpaid dividends (the "Adjusted Dividend Rate"). The Adjusted Dividend Rate would apply until the earlier of (1) the redemption by the Company of the Preferred Stock or (2) the acquisition of the combined voting power of the then outstanding voting stock of the Company.

6. DISPOSAL OF HEADQUARTERS FACILITY

  During the fourth quarter of 1996, the Company decided to sell its 27.9 acre headquarters facility in Anaheim, California and wrote the facility down to its then appraised value, less costs to sell, of $15.1 million. On June 24, 1997, the Company completed the sale of the facility to Lincoln Property Company, Inc. of Dallas, Texas, and D.L.J. Real Estate Capital partners for $21.5 million, less associated costs to sell. The headquarters facility sale resulted in a gain on disposal of $5.9 million. Proceeds from the sale of the property were used to reduce outstanding borrowings under the Revolving Credit Agreement. The Company has leased back approximately 138,500 square feet of space, or two of the ten buildings located on the property, under a one year lease with an option to continue the lease for an additional year. In accordance with the lease agreement, the Company has exercised this option to extend the lease through June 23, 1999.

7. PATENT LICENSE AND JOINT DEVELOPMENT AGREEMENT

  On March 29, 1998, the Company entered into a five-year Patent License and Joint Development Agreement with Kodak covering the joint development of the Company's CrystalJet technology into a range of products, printers and consumables for commercial applications. Under the terms of the agreement, Kodak will contribute up to $36 million, $20 million of which was due at signing and was paid to the Company in April 1998. The additional $16 million in contributions will be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. The agreement also calls for Kodak to pay royalties in respect of licenses granted thereunder which allow Kodak under certain circumstances to exploit the inkjet technology developed under the terms of the agreement.

  In addition to the license, the Company granted to Kodak a warrant for 8 million shares of its Common Stock with an exercise price of $3.88, vesting 50 percent on the first anniversary of the agreement and 50 percent on the second anniversary of the agreement. The warrant expires on the seventh anniversary of the agreement. At the date of grant, the fair market value of the stock warrant was $5.4 million, based on an independent

                           CALCOMP TECHNOLOGY, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(CONTINUED)

appraisal, and has been reflected as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet. The remaining $14.6 million was recorded as deferred revenue and will be amortized into income as certain expenditures related to the Joint Development Agreement are incurred. As of June 28, 1998, the amount of deferred revenue amortized to income was $6.0 million.

8.  CONTINGENCIES

 Legal

  A complaint was filed on January 25, 1997, in California Superior Court in Santa Clara County by Raster Graphics, Inc. ("Raster Graphics"), against Topaz Technologies, Inc., the Company's wholly-owned subsidiary ("Topaz"), the former shareholders of Topaz, and the Company. The complaint alleged, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair competition, breach of contract and conversion arising from the employment by Raster Graphics of the former Topaz shareholders who founded Raster Graphics in 1987 while they participated in the development of certain inkjet technology. On June 17, 1998, the Court entered an order dismissing all claims in this suit following a settlement agreement which was entered into by all parties to the suit.

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

  On July 8, 1998, Xaar Technology Limited ("Xaar") filed suit against the Company, CalComp Inc. (a wholly-owned subsidiary of the Company) and Topaz, (collectively the "Defendants") alleging that the Defendants' manufacture and sale of CrystalJet piezoelectric inkjet printheads infringes Xaar's U.S. Pat. Nos. 4,879,568 and 5,003,679 which cover certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus. The complaint also alleges that the Defendants have induced others to infringe these patents. The complaint seeks preliminary and permanent injunctive relief against infringement of the Xaar patents, increased damages for willful infringement of those patents, interest and award of its attorneys' fees and costs. The Company has reviewed these patents and believes that the Company will prevail over Xaar's claims, that the Company's piezoelectric technology is proprietary to the Company and that the Company's manufacture and sale of CrystalJet piezoelectric printheads does not infringe any valid claims of either of these patents. Further, the Company intends to defend itself against all claims in this lawsuit.

  In a separate action, on July 6, 1998, Xaar filed suit in the London High Court of Justice alleging that the Defendants and CalComp Ltd., a U.K. subsidiary of CalComp Inc., have infringed or caused, enabled, or assisted others to infringe, European patent (UK) number EP 0 277 703, which covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus in connection with the manufacture and sale of the Company's CrystalJet printers. The complaint seeks damages or profits resulting from the alleged infringement and, among other things, interest on any sums due Xaar and an award of its costs. The Company has reviewed the patent in suit, believes that the Company will prevail over Xaar's claims in this suit and that the Company's manufacture and sale of CrystalJet printheads does not infringe any valid claims of this patent. The Company intends to defend itself against all claims made.

                           CALCOMP TECHNOLOGY, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(CONTINUED)


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

  In 1988, the Company submitted a plan to the California Regional Water Quality Control Board ("the Water Board") relating to its facility in Anaheim, California. This plan contemplated site assessment and monitoring of soil and ground water contamination. In 1997, the Company, at the request of the Water Board, submitted work plans to conduct off-site water investigations and on-site soil remediation. The initial phase of work commenced in January 1998. As of June 28, 1998, the Company has established reserves which it considers to be adequate to cover the cost of investigations and tests required by the Water Board, any additional remediation that may be requested and potential costs of continued monitoring of soil and groundwater contamination, if required.

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

                           CALCOMP TECHNOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report on Form 10-Q contains statements which, to the extent that they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties. The forward-looking statements in this report on Form 10-Q have been made subject to the safe harbor protections provided by Sections 27A and 21E.

GENERAL

  The Company's products and services compete in several markets including CAD/CAE/CAM, presentation graphics, graphic arts, and printing and publishing. The Company's ability to successfully market its products requires adapting new technologies, such as its proprietary CrystalJet technology, and leveraging the channels of distribution in order to remain competitive. The Company encounters extensive competition in all of its lines of business, depending on the particular product or market environment. The Company's business involves rapidly changing technologies requiring continued performance improvements at lower customer prices. The companies that participate in the industry are highly competitive and reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins. Many of the Company's competitors have larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that the products of existing or new competitors will not obtain greater market acceptance than the Company's products.

  In 1997, the Company introduced its new CrystalJet product line and initiated a transition plan to eliminate certain existing output product lines and accelerate the Company's end-of-life process for those products that will be discontinued. As a result, the Company's diversity of inkjet product offerings, by the end of 1998, will be limited to the new CrystalJet line of wide-format digital printers until subsequent CrystalJet product offerings are introduced. Failure to achieve market acceptance for these products or the inability to increase manufacturing volumes to achieve production efficiencies, could have a material adverse impact on the Company's consolidated financial position and results of operations.

  In addition, the Company's strategy for its new products focuses on capturing consumable sales through establishing a strong installed base of CrystalJet products, both through CalComp branded products and through the various channels provided by the Company's strategic partners. However, there can be no assurance that the Company will be able to achieve this strategic goal.

  For a further discussion of risk factors related to the Company's operations, see Item 1. "Business--Risk Factors Affecting the Company" contained in the Company's Annual Report for the year ended December 28, 1997, on Form 10-K/A, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Revenues. Revenues for the quarter ended June 28, 1998, declined $10.5 million, or 20%, to $41.5 million from the same period in 1997. Product revenues were down 34% and service revenue was down 24% versus the same period in 1997. The decline in product and service revenue was offset by $6.0 million of royalty revenue recognized from the Kodak Joint Development Agreement for which there was no corresponding amount in prior year. The decline in product revenues resulted primarily from decreases in product demand for input and output products. Output product revenues declined primarily due to the maturity of the output products compared to competitors' products and lower customer demand resulting from the Company's discontinuance of certain output products in anticipation and preparation for the new CrystalJet product lines, as well as from delays in volume shipments of the new CrystalJet wide format digital inkjet printers. Digitizer input product revenue also declined primarily as a result of the impact of increasing interchangeability of mouse input devices as an alternative to digitizer tablet input devices made possible by recent releases of CAD application software. This trend is expected to continue but may be somewhat offset by broader use of digitizers in graphic arts applications. The decrease in service revenue compared to the same period in 1997 is primarily a result of fewer service contracts being generated due to the lower product revenue base and a lower rate of service contract renewals as older generation products are retired from service.

  Revenue for the six months ended June 28, 1998 declined $33.2 million, or 30%, to $79.4 million for the same period in 1997. Product revenues were down 38% and service revenue was down 21%, for the same reasons discussed above.

  Gross Profit. In 1998, royalty recognized from the Joint Development Agreement made up $6.0 million of the gross profit for which there was no corresponding amount in the prior year. Excluding the royalty, gross profit as a percentage of revenue was 4% for the second quarter and first six months of 1998 compared to 20% for the same periods in 1997. These declines, exclusive of the royalty recognized from the Joint Development Agreement, were primarily due to lower revenues, selling price reductions required to transition out of mature and end-of-life products, the manufacturing inefficiencies resulting from decreased production volumes on the Company's mature output products, start up cost inefficiencies on new products, and delays in volume shipments of the new CrystalJet wide format inkjet printers.

  Operating Expenses. Operating expenses for the second quarter of 1998 increased 28%, or $4.6 million, to $20.9 million compared to the same period in 1997. The increase was primarily due to the recognition of the one time gain of $5.9 million from the sale of the Company's headquarters facility during the second quarter last year. Excluding the gain, operating expenses decreased $1.3 million, or 6%, and $2.8 million, or 7%, for the quarter and six month period, respectively. These decreases resulted primarily from the benefits of staffing and facility consolidation as a result of restructuring actions taken in 1996 and 1997 to streamline the Company's infrastructure.

  Research and development expenses decreased $2.1 million in the second quarter of 1998 compared to the same period in 1997 and decreased $3.1 million in the first six months of 1998 compared to the same period in 1997 reflecting the benefits of cost reductions resulting from the Company's decision to narrow its focus to its new technologies. Research and development expense as a percentage of net revenue remained relatively flat at 8% for the first six months of 1998 and 1997 as the reduced spending is being compared to a smaller revenue base in the first six months of 1998.

  Selling, general and administrative expenses increased $0.6 million in the second quarter of 1998 compared to the same period in 1997. As a percentage of revenue, these expenses increased to 40% in the second quarter of 1998 compared to 30% for the second quarter of 1997. The slight increase in spending was due to the Company incurring legal costs to defend itself against current lawsuits. In the first half of 1998, selling, general and administrative expenses decreased $0.3 million as compared to the same period in 1997. As a percentage of revenue, these expenses increased to 39% compared to 28% for the same period in the prior year. The decline in spending was due primarily to reduced staffing and facility expenses from the restructuring actions taken in 1996 and 1997 to streamline the Company's infrastructure. The expenses did not commensurately decrease with revenue as legal expenses slightly increased during 1998 resulting from the defense of current lawsuits and marketing and advertising costs slightly increased during 1998 to support the introduction of CrystalJet into the marketplace.

  Corporate expenses from the Majority Shareholder increased $0.3 million to $1.0 million and $0.6 million to $2.0 million in the second quarter of 1998 and six months of 1998, respectively, compared to the same periods in 1997 as a result of allocations received from the Majority Shareholder.

  Interest Expense. Interest expense remained flat at $1.2 million and $1.1 million for the second quarter of 1998 and 1997, respectively, as the Company's outstanding balances under the Revolving Credit Agreement were substantially the same during the second quarter of 1998 compared to the second quarter of 1997. Interest expense increased to $2.4 million for the first six months of 1998 from $2.0 million for the same period in 1997 due substantially to increases during the first quarter of 1998 in the Company's outstanding balances under the Revolving Credit Agreement compared to first quarter of 1997.

  Income Tax Provision. Income tax provision of $0.2 million remained flat for the second quarter of 1998 compared to the same period in 1997. For the six month period of 1998, income tax provision decreased to $0.1 million compared to $0.5 million for the same period in 1997. In 1998, the income tax provision resulted primarily from the provision of foreign taxes on profitable international locations offset by a state tax refund recorded in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's recent operations have resulted in net losses of $32.4 million, $75.2 million and $56.6 million for the six months ended June 28, 1998 and the years ended December 28, 1997 and December 29, 1996, respectively. The Company's main sources of financing have been a $75 million line of credit with Lockheed Martin Corporation (the "Majority Shareholder") which is made up of the Revolving Credit Agreement of $73 million and the Cash Management Agreement of $2 million, collectively referred to as the "Credit Agreements", and the proceeds from the sale of the Company's headquarters facility. In March 1998, the Credit Agreements were amended to extend the maturity dates to January 31, 1999. Additionally, the Revolving Credit Agreement was amended to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Credit Agreements upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company. At June 28, 1998, the Company had drawn $62.4 million against that line.

  In March 1998, the Company entered into the Joint Development Agreement with Eastman Kodak Company ("Kodak") that provided $20 million which was due on signing and was paid to the Company in April 1998 and an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events.

  In July 1998, the Company entered into an Exchange Agreement with the Majority Shareholder, pursuant to which, the Company exchanged $60 million of outstanding debt owed to the Majority Shareholder under the Revolving Credit Agreement for 1,000,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company (the "Exchange"). In connection with the Exchange Agreement, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company under the Revolving Credit Agreement from $73 million to $13 million. The Company and the Majority Shareholder effected the Exchange for the purpose of strengthening the Company's balance sheet and ensuring that the Company continues to meet the requirements for its common shares to trade on NASDAQ's National Market System. The Company received a fairness opinion from an outside financial advisor that the Exchange was fair and reasonable to all of the Company's common stockholders. For further discussion of the Exchange, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.

  The Company had previously entered into a letter of intent with a bank which contemplated an additional $25 million senior line of credit; however, the Company was not able to reach an agreement with the bank and these negotiations were recently terminated. The Company anticipates that it will fully draw down the full $13 million of credit line available under the Revolving Credit Agreement to meet operating requirements during the fiscal quarter ending September 27, 1998.

  In an effort to address this issue, the Company has approached the Majority Shareholder, which has stated that it will loan additional funds to the Company in an amount sufficient to fund the day-to-day operations of the Company pending a review of the Company's business strategy. In addition, the Majority Shareholder has agreed to consider loaning the Company additional funds thereafter depending upon the results of this review. The Company conducted a review with its Board of Directors on July 28, 1998, but to-date, has not concluded discussions with the Majority Shareholder regarding additional funding. The Company anticipates that these discussions will be concluded in September 1998. The Company has engaged Solomon Smith Barney as an investment advisor to assist it in the consideration of strategic alternatives. Management notes that, even if the Majority Shareholder does agree to extend additional funds, the terms under which it would do so and the period of operations that such funds would permit are not now determined. Failure to obtain additional funding will result in material liquidity problems for the Company.

  The Company has implemented plans to improve the Company's competitive position by introducing a new line of CrystalJet piezo inkjet printers and improving operating efficiencies through the restructuring of its worldwide operations. The Company is currently in the process of making enhancements to the CrystalJet manufacturing process to allow for increased production of the CrystalJet product. The Company anticipates that these efforts will result in improved gross margins and operating results during the second half of fiscal 1998. However, no assurances can be given that the Company will be successful in realizing these goals. Failure to achieve market acceptance of these products or the inability to timely achieve required production volumes at acceptable costs could have a further material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

  During the first six months of 1998, the Company used $4.5 million of cash in its operations primarily to fund its continuing net losses of $32.4 million, net of depreciation and amortization of $7.6 million, offset by $20.6 million provided primarily from the receipt of $20 million from the Joint Development Agreement of which $14.6 million was recorded in deferred revenue. As of June 28, 1998, the balance in deferred revenue from the Kodak Joint Development Agreement was $7.7 million. In addition, $5.7 million was expended on plant and equipment, relating primarily to purchases of tooling and equipment for the development and manufacture of the new CrystalJet product line. These uses of cash for operating and investing activities were funded substantially by the issuance of the stock warrant of $5.4 million to Kodak under the Joint Development Agreement and borrowings from the Majority Shareholder of $2.9 million, pursuant to the Credit Agreements.

  During the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and provided a charge of approximately $4,788,000, consisting primarily of $2,900,000 for the elimination of 91 positions relating to further realignment of the Company's international operations, and $1,888,000 for lease termination and fixed asset disposition costs for certain international facilities. During the first six months of 1998, the Company incurred cash expenditures aggregating $1,388,000 and non-cash charges aggregating $243,000 that were applied against the reserve. At June 28, 1998, the restructuring accrual approximated $3,418,000, consisting of $2,620,000 from the 1997 restructuring plan and $798,000 remaining from the 1996 restructuring plan. The remaining amount of the 1996 plan principally relates to lease termination obligations.

  Although the Company believes that cost savings from the restructuring of its worldwide operations, which has been substantially completed in the first half of 1998, with the exception of certain severance and operating lease payments, combined with the introduction of its proprietary new CrystalJet product line, will allow the Company to better respond to intense industry competition, no assurance can be given that such goals will be realized. The Company anticipates operating losses to continue through 1998.

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

  The Company has been investigating and continues to assess the impact, if any, which Year 2000 issues may have on its internal computer systems. Although the assessment process is not complete, based on information and estimates currently available, Year 2000 issues related to these systems will not have a material adverse effect on the operations, financial condition, financial results, or cash flows of the Company. The inability of customers, suppliers, and other external enterprises with which the Company interacts to make timely changes to their own systems could have an adverse impact on the Company.

  The Company believes all of its current products are Year 2000 compliant.

                           CALCOMP TECHNOLOGY, INC.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a discussion of legal proceedings, see Note 8 Contingencies--Legal of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   For a discussion of changes in securities, see Note 2 Operations and Financing of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The 1998 Annual Meeting of Shareholders of CalComp Technology, Inc. was held on June 11, 1998.

  A total of 45,100,218 of the Company's shares were present or represented by proxy at the meeting. This represented more than 95.764% of the Company's shares outstanding.

  The individuals named below were elected to serve one year terms as Directors of the Company.

                                              TOTAL VOTE FOR TOTAL VOTE WITHHELD
     NAME                                     EACH DIRECTOR  FROM EACH DIRECTOR
     ----                                     -------------- -------------------
     Arthur E. Johnson.......................   44,668,542         431,676
     John C. Batterton.......................   44,673,442         426,776
     Jeb S. Hurley...........................   44,673,442         426,776
     Gary P. Mann............................   44,661,942         438,276
     Terry F. Powell.........................   44,662,442         437,776
     Kenneth R. Ratcliffe....................   44,668,542         431,676
     Gerald W. Schaefer......................   44,673,942         426,276
     Walter E. Skowronski....................   44,673,242         426,976

  The amendment of the Company's Certificate of Incorporation to increase the total authorized shares of Common Stock from 60,000,000 to 125,000,000 was approved, with 44,516,671 shares voting for, 552,642 shares voting against, and 30,905 shares abstaining.

  The amendment of the Company's 1996 Stock Option Plan for Key Employees (the "Plan") to increase the maximum aggregate number of shares of Common Stock available for grant under the Plan from 2,000,000 to 4,000,000 shares was approved, with 44,858,068 shares voting for, 213,706 shares voting against, and 28,444 shares abstaining.

  The election of Ernst & Young L.L.P. as independent accountants was ratified, with 45,059,753 shares voting for, 23,700 shares voting against, and 16,765 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits--The following exhibits are included herein:

3.1 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company, filed on July 8, 1998.

3.2 Certificate of Designation of Series A Cumulative Redeemable Preferred Stock of the Company, filed on July 15, 1998.

27  Financial data schedule.

(b) Reports on Form 8-K:

  Reports on Form 8-K filed by the Company during and subsequent to the Company's second quarter ended June 28, 1998 were as follows:

    Form 8-K dated March 29, 1998 filed on March 30, 1998, reporting under
  Item 5 the Company's Patent License and Joint Development Agreement with Eastman Kodak Co.

    Forms 8-K dated July 17, 1998 filed on July 17, 1998, reporting under
  Item 5 the Company's Exchange Agreement with Lockheed Martin Corporation.

                            CALCOMP TECHNOLOGY, INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Calcomp Technology, Inc
                                           (Registrant)

Date: August 7, 1998

                                                /s/ John J. Millerick
                                          ------------------------------------
                                                    John J. Millerick

                                          Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)