Form 10-Q
period 1998-09-27
CALCOMP TECHNOLOGY INC
filed 1998-11-12
CIK 818470

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM          TO
                                 ----------  -----------
                        COMMISSION FILE NUMBER 0-16071

                               ----------------

                           CALCOMP TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                           06-0888312
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

      2411 W. LA PALMA AVENUE,
        ANAHEIM, CALIFORNIA                     92801
  (ADDRESS OF PRINCIPAL EXECUTIVE             (ZIP CODE)
              OFFICES)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS OF
         COMMON STOCK   OUTSTANDING AT OCTOBER 23, 1998
         ------------   -------------------------------
        $.01 par value            47,120,650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            CALCOMP TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
 PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of September 27, 1998
             (Unaudited) and December 28, 1997............................     3
            Unaudited Condensed Consolidated Statements of Operations for
             the three and nine months ended September 27, 1998 and
             September 28, 1997...........................................     4
            Unaudited Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 27, 1998 and September 28,
             1997.........................................................     5
            Notes to Unaudited Condensed Consolidated Financial
             Statements...................................................     6
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    13
 PART II. OTHER INFORMATION
    Item 1. Legal Proceedings.............................................    19
    Item 2. Changes in Securities and Use of Proceeds.....................    19
    Item 6. Exhibits and Reports on Form 8-K..............................    19
    Signatures.............................................................   20

                            CALCOMP TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     SEPTEMBER 27, DECEMBER 28,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
                       ------
Current assets:
  Cash..............................................   $   4,296    $   6,494
  Accounts receivable, net..........................      18,738       26,208
  Accounts receivable from affiliates...............         835        4,428
  Inventories (Note 4)..............................      34,968       43,069
  Prepaids and other current assets.................       4,209        4,783
                                                       ---------    ---------
    Total current assets............................      63,046       84,982
Property, plant and equipment, net..................      29,323       29,048
Goodwill, net.......................................      75,468       79,994
Other assets........................................      15,230       15,433
                                                       ---------    ---------
    Total assets....................................   $ 183,067    $ 209,457
                                                       =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................   $  18,145    $  14,395
  Accounts payable to affiliates....................       3,006        5,591
  Deferred revenue (Note 7).........................       7,672        6,828
  Accrued restructuring costs (Note 3)..............       2,667        5,049
  Accrued reorganization costs......................       6,035        6,878
  Accrued salaries and related expenditures.........       5,803        4,487
  Line of credit with Majority Shareholder (Note
   5)...............................................      16,322          --
  Other current liabilities.........................      22,683       22,600
                                                       ---------    ---------
    Total current liabilities.......................      82,333       65,828

Other long-term liabilities.........................       7,859        8,371
Line of credit with Majority Shareholder (Note 5)...         --        59,525
Contingencies (Notes 2, 8 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, 1,000,000 issued and outstanding on
   September 27, 1998...............................      60,000          --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 47,120,650 and 47,070,950 shares
   issued and outstanding on September 27, 1998 and
   December 28, 1997, respectively..................         471          471
  Additional paid-in capital........................     292,804      287,322
  Accumulated deficit...............................    (265,345)    (217,145)
  Accumulated other comprehensive income:
   Cumulative translation adjustment................       5,410        5,550
  Less: Treasury stock, at cost, 49,000 shares......        (465)        (465)
                                                       ---------    ---------
  Total stockholders' equity........................      92,875       75,733
                                                       ---------    ---------
    Total liabilities and stockholders' equity......   $ 183,067    $ 209,457
                                                       =========    =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                         --------------------------- ---------------------------
                         SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 28,
                             1998          1997          1998          1997
                         ------------- ------------- ------------- -------------
Revenue.................  $   35,547    $   47,336    $  114,913    $  159,919
Cost of revenue.........      32,289        45,360       102,095       135,780
                          ----------    ----------    ----------    ----------
  Gross profit..........       3,258         1,976        12,818        24,139
Operating expenses:
  Research and develop-
   ment.................       3,766         7,592         9,971        16,858
  Selling, general and
   administrative.......      13,472        15,419        44,605        46,867
  Corporate expenses
   from Majority
   Shareholder..........       1,273           725         3,273         2,175
  Gain on disposal of
   facilities (Note 6)..         --            --            --         (5,873)
                          ----------    ----------    ----------    ----------
Loss from operations....     (15,253)      (21,760)      (45,031)      (35,888)
Interest expense........        (431)         (845)       (2,868)       (2,920)
Other expense, net......         (69)         (909)         (141)         (993)
                          ----------    ----------    ----------    ----------
Loss before income
 taxes..................     (15,753)      (23,514)      (48,040)      (39,801)
Provision for income
 taxes..................          95           225           160           752
                          ----------    ----------    ----------    ----------
Net loss................  $  (15,848)   $   23,739)   $  (48,200)   $  (40,553)
                          ==========    ==========    ==========    ==========
Basic and diluted loss
 per share (Note 1).....  $    (0.34)   $    (0.51)   $    (1.02)   $    (0.86)
                          ==========    ==========    ==========    ==========
Weighted-average shares
 outstanding............  47,120,650    46,943,435    47,100,606    46,913,578
                          ==========    ==========    ==========    ==========


      See accompanying notes to unaudited condensed consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1998          1997
                                                     ------------- -------------
Operating activities:
  Net loss.........................................    $(48,200)     $(40,553)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................      11,836         9,100
    Restructuring payments.........................      (2,382)       (6,683)
    Investee income................................        (219)         (913)
    Gain on disposal of facilities.................         --         (5,873)
    Net changes in operating assets and
     liabilities...................................      21,406         5,244
                                                       --------      --------
      Net cash used in operating activities........     (17,559)      (39,678)
Investing activities:
  Purchase of property, plant and equipment........      (6,888)       (6,071)
  Dividends received...............................         121           168
  Proceeds from disposition of property, plant and
   equipment.......................................         --            867
  Proceeds from disposal of facilities.............         --         21,121
                                                       --------      --------
      Net cash (used in) provided by investing
       activities..................................      (6,767)       16,085
Financing activities:
  Net proceeds from line of credit with Majority
   Shareholder.....................................      16,797        16,394
  Issuance of warrant to purchase common stock.....       5,360           --
  Exercise of stock options........................         122           306
  Reduction in revolving line of credit............         --         (2,948)
                                                       --------      --------
      Net cash provided by financing activities....      22,279        13,752
Effect of exchange rate changes on cash............        (151)         (536)
                                                       --------      --------
Change in cash.....................................      (2,198)      (10,377)
Cash at beginning of period........................       6,494        15,290
                                                       --------      --------
Cash at end of period..............................    $  4,296      $  4,913
                                                       ========      ========
Supplementary disclosures of cash flow information:
  Net income taxes received........................    $   (869)     $   (263)
  Interest paid....................................    $  3,020      $  2,948

      See accompanying notes to unaudited condensed consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 1998, are not necessarily indicative of the results that may be expected for the Company's fiscal year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

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

  The components of comprehensive loss for the nine months ended September 27, 1998, and September 28, 1997, are as follows:

                                                              1998      1997
                                                            --------  --------
   Net loss................................................ $(48,200) $(40,553)
   Foreign currency translation adjustment.................     (140)   (1,798)
                                                            --------  --------
   Comprehensive loss...................................... $(48,340) $(42,351)
                                                            ========  ========

2. OPERATIONS AND FINANCING

  The Company's operations have resulted in net losses of $48.2 million, $75.2 million and $56.6 million for the nine months ended September 27, 1998 and the years ended December 28, 1997 and December 29, 1996, respectively. The Company's main source of financing has been a line of credit with Lockheed Martin Corporation (the "Majority Shareholder") which is made up of the Revolving Credit Agreement and the Cash Management Agreement, collectively referred to as the "Credit Agreements". Additional sources of financing have included cash received pursuant to the signing of a Joint Development Agreement with Eastman Kodak Company ("Kodak"), and the proceeds from the sale of the Company's headquarters facility.

                           CALCOMP TECHNOLOGY, INC.

  In July 1998, the Company entered into an Exchange Agreement with the Majority Shareholder, pursuant to which, the Company exchanged $60 million of outstanding debt owed to the Majority Shareholder under the Revolving Credit Agreement for 1,000,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company (the "Debt Exchange"). In connection with the Debt Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company from $73 million to $13 million. In August and September 1998, the Cash Management Agreement was twice amended to increase the amount of borrowing available to the Company from $2 million to $14 million. At September 27, 1998, the Company had drawn a total of $16.3 million against the Credit Agreements. In November 1998, the Cash Management Agreement was further amended to increase the amount of borrowing available to the Company from $14 million to $30 million. The Company, based on currently projected operating requirements, anticipates that it will have fully drawn down the $43 million of credit line available under the Credit Agreements during January 1999, and will have a need for additional funding thereafter. Pending the outcome of its on-going review of the Company's operations, the Majority Shareholder has agreed to consider loaning the Company additional funds to satisfy the Company's near term operating requirements.

  The Company is aware the Majority Shareholder, in its Quarterly Report on Form 10-Q for the period ended September 30, 1998, which was filed with the Securities and Exchange Commission on November 2, 1998, disclosed the following:

    "The Corporation [Majority Shareholder] has been reviewing its relationship with CalComp [the Company]. This review, which has not been completed, has included assessments of CalComp's [the Company's] business strategy and proposed operating plans, CalComp's [the Company's] role in the Corporation's [Majority Shareholder's] overall business strategy, and the Corporation's [Majority Shareholder's] role as the primary source of financing for CalComp's [the Company's] operations. If, upon completion of this review, the Corporation [Majority Shareholder] should adopt a plan to terminate its role as a funding source or otherwise reduce its involvement with CalComp [the Company], significant charges in addition to those described in the preceding paragraph [see Note 9 for clarification of aforementioned charges] would likely be recognized by the Corporation [Majority Shareholder] in its consolidated financial statements at the time of plan adoption. These charges, which could range from $60 million to $100 million based on the preliminary data available, would be associated with the value of the Corporation's [Majority Shareholder's] investment and estimated costs related to the specific actions required by the plan."

  Even if the Majority Shareholder does agree to extend funds, the terms under which it would do so and the period of operations that such funds would permit are not now determined. Failure to obtain additional funding will result in material liquidity problems for the Company.

  In March 1998, the Company entered into the Joint Development Agreement with Kodak that provided an initial payment of $20 million in April 1998 and contemplates an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. In September 1998, the first milestone was achieved and a receivable of $2 million was recorded. For further discussion of the Joint Development Agreement, see Note 7.

  In July 1998, the Company engaged Solomon Smith Barney as an investment advisor to assist the Company in the consideration of strategic alternatives. In October 1998, the Company made the decision to focus its efforts and resources on the CrystalJet(TM) product line and to divest its Input Technologies, Cutter, and non-CrystalJet Service and Support businesses as these businesses were considered non-strategic. In connection with this decision, the Company will record a one-time non-cash impairment charge in the fourth quarter of approximately $60 million to write-down the carrying value of the net assets of these businesses to their estimated fair value. In

                           CALCOMP TECHNOLOGY, INC.

addition, the Company is currently evaluating the business model and strategy of its continuing operations. As a result, in the fourth quarter, the Company expects to record non-cash charges of approximately $30 to $35 million related to the impairment of certain long-lived assets, including goodwill. These non-cash charges will have no effect on the Company's current or future cash flows. Subject to obtaining sufficient financing to continue its operations, the Company is also evaluating the need to realign and restructure its continuing operations. The Company plans to complete this evaluation in the fourth quarter of 1998 and, if required, record the appropriate realignment and restructuring charges during that quarter.

  The Company has continued its focus on improving the Company's competitive position by resuming shipments of the new line of CrystalJet piezo inkjet printers. In addition, the Company has instituted additional improvements in the CrystalJet manufacturing process to allow for increased production and better operating performance of the CrystalJet product. However, no assurances can be given that the Company will be successful in realizing its goals for manufacturing and marketing the CrystalJet products. Further, even if the Company was to meet these goals, the Company anticipates that it would continue to incur operating losses at least through the first two quarters of 1999. Failure to achieve market acceptance of these products or the inability to timely achieve required production volumes at acceptable costs could have a further material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

3. RESTRUCTURING

  During the fourth quarter of 1997, the Company expanded its plan to restructure its worldwide operations and provided a charge of approximately $4.8 million consisting primarily of $2.9 million for the elimination of 91 positions, relating to further realignment of the Company's international operations, and $1.9 million for lease termination and fixed asset disposition costs for certain international facilities. During the first nine months of 1998, the Company incurred cash expenditures aggregating $2.4 million that were applied against the reserve. At September 27, 1998, the restructuring accrual approximates $2.7 million, consisting of $1.9 million from the 1997 restructuring plan and $0.8 million remaining from the 1996 restructuring plan. The remaining amount of the 1997 plan principally relates to severance and lease termination obligations and that of the 1996 plan to lease termination obligations. Although subject to future adjustment, the Company believes that the amounts accrued at September 27, 1998 are adequate to complete these restructuring plans.

4. INVENTORIES

  Inventories consist of the following:

                                                      SEPTEMBER 27, DECEMBER 28,
                                                          1998          1997
                                                      ------------- ------------
                                                            (IN THOUSANDS)
   Raw materials and purchased components...........     $11,050      $11,042
   Work in process..................................         546          434
   Finished goods...................................      23,372       31,593
                                                         -------      -------
                                                         $34,968      $43,069
                                                         =======      =======

5. INDEBTEDNESS

 Credit Agreements with Majority Shareholder

  In July 1996, the Company and the Majority Shareholder entered into two separate agreements, a Revolving Credit Agreement and a Cash Management Agreement. The Revolving Credit Agreement was subsequently

                           CALCOMP TECHNOLOGY, INC.

amended and restated, pursuant to which the Majority Shareholder was to provide, from time to time, financing of up to $73 million for repayment of specified indebtedness and general corporate purposes, including financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement contains negative and affirmative covenants. As of December 28, 1997, the Company was in breach of certain of these financial covenants. On January 22, 1998, the Majority Shareholder waived compliance with these covenants. In March 1998, the Revolving Credit Agreement was further amended to extend the maturity date from July 22, 1998, to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of the Majority Shareholder to cancel the Revolving Credit Agreement upon 120 days prior written notice, and to remove the security interest of the Majority Shareholder in the assets of the Company. In July 1998, in connection with the Debt Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company from $73 million to $13 million.

  The Cash Management Agreement originally provided cash advances of up to $2 million to the Company by the Majority Shareholder for cash shortfalls. In March 1998, the Cash Management Agreement was amended to extend the maturity date from June 1, 1998, to January 31, 1999. In August and September 1998, the Cash Management Agreement was twice amended to increase the amount of borrowing available to the Company from $2 million to $14 million. On November 10, 1998, the Cash Management Agreement was further amended to increase the amount of borrowing available to the Company from $14 million to $30 million.

  The Revolving Credit Agreement provides for interest on borrowings, at the Company's option, at either (1) a rate per annum equal to the higher of the federal funds rate as published in the Federal Reserve System plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York as its "prime" rate or (2) LIBOR plus 2.0%. There is no required prepayment or scheduled reduction of availability of loans under the Agreement. Borrowings under the Cash Management Agreement bear interest equal to the Federal Funds Rate.

  As of September 27, 1998, the Company had an aggregate outstanding balance of $16.3 million under the Credit Agreements, with interest rates ranging from 5.0% to 8.5%.

 The Debt Exchange

  On July 15, 1998, at the request of the Company, the Company and the Majority Shareholder effected an exchange of debt for equity whereby $60 million of outstanding indebtedness owed by the Company to the Majority Shareholder under the Revolving Credit Agreement was exchanged for 1,000,000 shares of Preferred Stock. In connection with the Debt Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company from $73 million to $13 million. The Company and the Majority Shareholder effected the Debt Exchange for the purpose of strengthening the Company's balance sheet and ensuring that the Company continued to meet the requirements for its common shares to trade on NASDAQ's National Market System. The Company received a fairness opinion from an outside financial advisor that the Debt Exchange was fair and reasonable to all of the Company's common stockholders.

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

                           CALCOMP TECHNOLOGY, INC.

$9.00 per share per annum plus 15% per annum on any accumulated but unpaid dividends (the "Adjusted Dividend Rate"). The Adjusted Dividend Rate would apply until the earlier of (1) the redemption by the Company of the Preferred Stock or (2) the acquisition of the combined voting power of the then outstanding voting stock of the Company.

6. DISPOSAL OF HEADQUARTERS FACILITY

  During the fourth quarter of 1996, the Company decided to sell its 27.9 acre headquarters facility in Anaheim, California and wrote the facility down to its then appraised value, less costs to sell, of $15.1 million. On June 24, 1997, the Company completed the sale of the facility to Lincoln Property Company, Inc. of Dallas, Texas, and D.L.J. Real Estate Capital partners for $21.5 million, less associated costs to sell. The headquarters facility sale resulted in a gain on disposal of $5.9 million. Proceeds from the sale of the property were used to reduce outstanding borrowings under the Revolving Credit Agreement. The Company has leased back approximately 138,500 square feet of space, or two of the ten buildings located on the property, under a one-year lease with an option to continue the lease for an additional year. In accordance with the lease agreement, the Company has exercised this option to extend the lease through June 23, 1999.

7. PATENT LICENSE AND JOINT DEVELOPMENT AGREEMENT

  On March 29, 1998, the Company entered into a five-year Patent License and Joint Development Agreement with Kodak covering the joint development of the Company's CrystalJet technology into a range of products, printers and consumables for commercial applications. Under the terms of the agreement, Kodak will contribute up to $36 million, $20 million of which was paid in April 1998 and an additional $16 million upon the achievement of certain milestones and the occurrence of certain events. In September 1998, the first milestone was achieved and a receivable of $2 million was recorded which was paid in October 1998. The agreement also calls for Kodak to pay royalties in respect of licenses granted thereunder which allow Kodak under certain circumstances to exploit the inkjet technology developed under the terms of the agreement.

  In addition to the license, the Company granted to Kodak a warrant for 8 million shares of its Common Stock with an exercise price of $3.88, vesting 50 percent on the first anniversary of the agreement and 50 percent on the second anniversary of the agreement. The warrant expires on the seventh anniversary of the agreement. At the date of grant, the fair market value of the stock warrant was $5.4 million, based on an independent appraisal, and has been reflected as an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet. The remaining $14.6 million was recorded as deferred revenue and will be amortized into income as certain expenditures related to the Joint Development Agreement are incurred. As of September 27, 1998, the amount of deferred revenue amortized to income was $12.2 million.

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

                           CALCOMP TECHNOLOGY, INC.

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

  In a separate action, on July 6, 1998, Xaar filed suit in the English High Court of Justice ("High Court") in London alleging that the Defendants and CalComp Ltd., a U.K. subsidiary of CalComp Inc., have infringed or caused, enabled, or assisted others to infringe, European patent (UK) number EP 0 277 703 ("'703 Patent"), which covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus, as a result of sales of the Company's CrystalJet printers in the U.K. The complaint seeks an injunction and damages or profits resulting from the alleged infringement and, among other things, interest on any sums due Xaar and an award of its costs. The Company has reviewed the patent in suit, believes that the Company will prevail over Xaar's claims in this suit and that the Company's sale of CrystalJet printers in the U.K. does not infringe any valid claims of this patent. The Company has also counterclaimed for an order revoking the '703 Patent. The Company intends to defend itself against all claims made and to pursue its counterclaim for the revocation of the '703 Patent.

  On September 7, 1998, the Company, CalComp Inc. and CalComp Ltd., filed an action in the High Court to revoke Xaar's European Patent (UK) number EP 0 278 590 (the "'590 Patent") which also covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus and which involves technology similar to that in the '703 Patent.

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

  In 1988, the Company submitted a plan to the California Regional Water Quality Control Board ("the Water Board") relating to its facility in Anaheim, California. This plan contemplated site assessment and monitoring

                           CALCOMP TECHNOLOGY, INC.

of soil and ground water contamination. In 1997, the Company, at the request of the Water Board, submitted work plans to conduct off-site water investigations and on-site soil remediation. The initial phase of work commenced in January 1998. As of September 27, 1998, the Company has established reserves which it considers to be adequate to cover the cost of investigations and tests required by the Water Board, any additional remediation that may be requested and potential costs of continued monitoring of soil and groundwater contamination, if required.

  The Company believes that it has adequately accrued for any future expenditures in connection with environmental matters and that such expenditures will not have a materially adverse effect on its consolidated financial condition, results of operation or cash flows.

9. SUBSEQUENT EVENT

  On October 27, 1998, the Company made the decision to focus its efforts and resources on the CrystalJet product line and to divest its Input Technologies, Cutter, and non-CrystalJet Service and Support businesses as these businesses were considered non-strategic. In connection with this decision, the Company will record a one-time non-cash impairment charge in the fourth quarter of approximately $60 million to write-down the carrying value of the net assets of these businesses to their estimated fair value. The Company will not depreciate or amortize any of the long-term assets of these businesses while they are held for disposal. Together, these businesses recorded sales of $53.4 million and $76.9 million for the nine months ended 1998 and 1997, respectively. The Company anticipates completing these divestiture efforts during 1999.

  In addition, the Company is currently evaluating the business model and strategy of its continuing operations. As a result, in the fourth quarter, the Company expects to record non-cash charges of approximately $30 to $35 million related to the impairment of certain long-lived assets, including goodwill. Subject to obtaining sufficient financing to continue its operations, the Company is also evaluating the need to realign and restructure its continuing operations. The Company plans to complete this evaluation in the fourth quarter of 1998 and, if required, record the appropriate realignment and restructuring charges during that quarter.

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

GENERAL

  The Company is a supplier of both input and output computer graphics peripheral products consisting of printers (including plotters), cutters, digitizers, and large format scanners. The Company's products and services have historically competed in several markets including CAD/CAE/CAM, presentation graphics, graphic arts, and printing and publishing. In 1997, the Company introduced its new CrystalJetTM product line and initiated a transition plan to eliminate certain existing output product lines and accelerate the Company's end-of-life process for those products that will be discontinued. In October 1998, the Company made the decision to divest its Input Technologies, Cutter and non-CrystalJet Service and Support businesses in order to focus the Company's efforts and resources on the CrystalJet product line and the graphic arts market.

  The Company's future product offerings will be limited to the CrystalJet line of wide-format digital printers until subsequent CrystalJet product offerings are introduced. Failure to achieve market acceptance for these products or the inability to increase manufacturing volumes to achieve production efficiencies could have a material adverse impact on the Company's consolidated financial position and results of operations.

  The Company's ability to successfully maintain or increase its share of the graphic arts market requires adapting new technologies, such as its proprietary CrystalJet technology, and leveraging the channels of distribution in order to remain competitive. The Company encounters extensive competition in its business. The Company's business involves rapidly changing technologies requiring continued performance improvements at lower customer prices. The companies that participate in the industry are highly competitive and reduced unit selling prices and shortened product life cycles are expected to continue to place pressure on the Company's margins. Many of the Company's competitors have larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that the products of existing or new competitors will not obtain greater market acceptance than the Company's products.

  In addition, the Company's strategy for its new products focuses on capturing consumable sales through establishing a strong installed base of CrystalJet products, both through CalComp-branded products and through the various channels provided by the Company's strategic partners. However, there can be no assurance that the Company will be able to achieve this strategic goal.

  For a further discussion of risk factors related to the Company's operations, see Item 1. "Business--Risk Factors Affecting the Company" contained in the Company's Annual Report for the year ended December 28, 1997, on Form 10-K/A, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Revenues. Revenues for the quarter ended September 27, 1998, declined $11.8 million, or 25%, to $35.5 million from the same period in 1997. Product revenues were down 46% and service revenue was down 28% versus the same period in 1997. The decline in product and service revenue was offset by $8.2 million of revenue recognized in the third quarter of 1998 from the Joint Development Agreement which consists of $6.2 million of royalty revenue and $2.0 million from milestone achievements for which there was no corresponding amount in the same period in 1997. The decline in product revenues resulted primarily from decreases in product demand for input and output products. Output product revenues declined primarily due to the maturity of the output products compared to competitors' products and lower customer demand resulting from the Company's discontinuance of certain output products in anticipation and preparation for the CrystalJet product lines, as well as from delays in volume shipments of the CrystalJet wide format digital inkjet printers. Digitizer input product revenue also declined as a result of the impact of increasing interchangeability of mouse input devices as an alternative to digitizer tablet input devices made possible by recent releases of CAD application software. This trend is expected to continue but may be somewhat offset by broader use of digitizers in graphic arts applications. The current economic situation in Asia has also contributed to the decrease in revenue. The decrease in service revenue compared to the same period in 1997 is primarily a result of fewer service contracts being generated due to the lower product revenue base and a lower rate of service contract renewals as older generation products are retired from service. When the Company completes the divestitures of the Input Technologies, Cutter and non-CrystalJet Service and Support businesses, the related revenues will no longer be reflected in the results. For discussion of the Company's plans to divest these businesses, see
Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

  Revenue for the nine months ended September 27, 1998 declined $45.0 million, or 28%, to $114.9 million compared to the same period in 1997. Product revenues were down 40% and service revenue was down 23%. The decline in product and service revenue was offset by $14.2 million of revenue recognized from the Joint Development Agreement consisting of $12.2 million of royalty and $2.0 million from milestone achievements. The decline in revenue for the nine-month period compared to the same period in 1997 was due to the factors that were discussed for the quarter.

  Gross Profit. In the third quarter of 1998, amounts recognized from the Joint Development Agreement made up $14.2 million of the gross profit for which there was no corresponding amount in the prior year. Excluding the profit from the Joint Development Agreement, gross profit as a percentage of revenue was a loss of 18% for the third quarter and a loss of 1% for the first nine months of 1998 compared to profit of 4% and 15%, respectively, for the same periods in 1997. These declines, exclusive of the royalty recognized from the Joint Development Agreement, were primarily due to lower revenues, selling price reductions required to transition out of mature and end-of-life products, the manufacturing inefficiencies resulting from decreased production volumes on the Company's mature output products, start up cost inefficiencies on new products, and delays in volume shipments of the CrystalJet wide format inkjet printers.

  Operating Expenses. Operating expenses for the third quarter of 1998 decreased 22%, or $5.2 million, to $18.5 million compared to the same period in 1997. Excluding the one time gain of $5.9 million from the sale of the Company's headquarters facility during the second quarter last year, operating expenses decreased $8.1 million, or 12%, for the nine-month period. These decreases resulted primarily from the benefits of cost reductions done to reduce staffing and facility expenses as well as to narrow the Company's focus on new technologies.

  Research and development expenses decreased $3.8 million in the third quarter of 1998 compared to the same period in 1997 and decreased $6.9 million in the first nine months of 1998 compared to the same period in 1997. As a percentage of net revenue research and development expense decreased 2% from 11% for the first nine months of 1997 to 9% for the first nine months of 1998. These decreases reflect the benefits of cost reductions resulting from the Company's decision to narrow its focus to its new technologies.

  Selling, general and administrative expenses decreased $1.9 million in the third quarter of 1998 compared to the same period in 1997. As a percentage of revenue, these expenses increased to 38% in the third quarter of 1998 compared to 33% for the third quarter of 1997. Spending decreased as a result of the reduced staffing and facility expenses from the 1997 restructuring actions and the Company's continuing efforts to reduce spending in relation to revenue. However, even with these efforts, spending increased as a percentage of revenue as the reduced spending is being compared to a significantly smaller revenue base. In the first nine months of 1998, selling, general and administrative expenses decreased $2.3 million as compared to the same period in 1997. The decline in spending was due to the same reasons noted for the quarter. As a percentage of revenue, these expenses increased to 39% compared to 29% for the same period in the prior year. The expenses did not commensurately decrease with revenue as legal expenses increased during 1998 resulting from the defense of current lawsuits.

  Corporate expenses from the Majority Shareholder increased $0.5 million to $1.3 million and $1.1 million to $3.3 million in the third quarter and first nine months of 1998, respectively, compared to the same periods in 1997 as a result of allocations received from the Majority Shareholder.

  Interest Expense. Interest expense decreased to $0.4 million for the third quarter of 1998 from $0.9 million in the same period in 1997 as the Company's outstanding balances under the Credit Agreements were substantially reduced during the third quarter of 1998 compared to the third quarter of 1997 due to the conversion of debt to equity effected in July 1998. Interest expense remained flat at $2.9 million for the first nine months of 1998 and 1997 due to the fact that while the Company's outstanding balances under the Credit Agreements fluctuated during the periods, the average balances were approximately the same for both periods.

  Income Tax Provision. Income tax provision of $0.1 million decreased for the third quarter of 1998 compared to the same period in 1997. For the nine-month period of 1998, income tax provision decreased to $0.2 million compared to $0.8 million for the same period in 1997. In 1998, the income tax provision resulted primarily from the provision of foreign taxes on profitable international locations offset by a state tax refund recorded in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operations have resulted in net losses of $48.2 million, $75.2 million and $56.6 million for the nine months ended September 27, 1998 and the years ended December 28, 1997 and December 29, 1996, respectively. The Company's main source of financing has been a line of credit with Lockheed Martin Corporation (the "Majority Shareholder") which is made up of the Revolving Credit Agreement and the Cash Management Agreement, collectively referred to as the "Credit Agreements". Additional sources of financing have included cash received pursuant to a Joint Development Agreement with Eastman Kodak Company ("Kodak") and the proceeds from the sale of the Company's headquarters facility.

  In August and September 1998, the Cash Management Agreement was twice amended to increase the amount of borrowing available to the Company from $2 million to $14 million. At September 27, 1998, the Company had drawn a total of $16.3 million against the Credit Agreements. In November 1998, the Cash Management Agreement was further amended to increase the amount of borrowing available to the Company from $14 million to $30 million. The Company, based on currently projected operating requirements, anticipates that it will have fully drawn down the $43 million of credit line available under the Credit Agreements during January 1999, and will have a need for additional funding thereafter. Pending the outcome of its on going review of the Company's operations, the Majority Shareholder has agreed to consider loaning the Company additional funds to satisfy the Company's near term operating requirements.

  The Company is aware the Majority Shareholder, in its Quarterly Report on Form 10-Q for the period ended September 30, 1998, which was filed with the Securities and Exchange Commission on November 2, 1998, disclosed the following:

    "The Corporation [Majority Shareholder] has been reviewing its relationship with CalComp [the Company]. This review, which has not been completed, has included assessments of CalComp's [the Company's] business strategy and proposed operating plans, CalComp's [the Company's] role in the Corporation's [Majority Shareholder's] overall business strategy, and the Corporation's [Majority Shareholder's] role as the primary source of financing for CalComp's [the Company's] operations. If, upon completion of this review, the Corporation [Majority Shareholder] should adopt a plan to terminate its role as a funding source or otherwise reduce its involvement with CalComp [the Company], significant charges in addition to those described in the preceding paragraph [see Note 9 for clarification of aforementioned charges] would likely be recognized by the Corporation [Majority Shareholder] in its consolidated financial statements at the time of plan adoption. These charges, which could range from $60 million to $100 million based on the preliminary data available, would be associated with the value of the Corporation's [Majority Shareholder's] investment and estimated costs related to the specific actions required by the plan."

  Even if the Majority Shareholder does agree to extend funds, the terms under which it would do so and the period of operations that such funds would permit are not now determined. Failure to obtain additional funding will result in material liquidity problems for the Company.

  In July 1998, the Company entered into an Exchange Agreement with the Majority Shareholder, pursuant to which, the Company exchanged $60 million of outstanding debt owed to the Majority Shareholder under the Revolving Credit Agreement for 1,000,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company (the "Debt Exchange"). In connection with the Debt Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company under the Revolving Credit Agreement from $73 million to $13 million. The Company and the Majority Shareholder effected the Debt Exchange for the purpose of strengthening the Company's balance sheet and ensuring that the Company continued to meet the requirements for its common shares to trade on NASDAQ's National Market System. The Company received a fairness opinion from an outside financial advisor that the Debt Exchange was fair and reasonable to all of the Company's common stockholders. For further discussion of the Debt Exchange, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.

  In July 1998, the Company engaged Salomon Smith Barney as an investment advisor to assist the Company in the consideration of strategic alternatives. In October 1998, the Company made the decision to focus its efforts and resources on the CrystalJet product line and to divest its Input Technologies, Cutter, and non-CrystalJet Service and Support businesses as these businesses were considered non-strategic. In connection with this decision, the Company will record a one-time non-cash impairment charge in the fourth quarter of approximately $60 million to write-down the carrying value of the net assets of these businesses to their estimated fair value. The Company anticipates completing these divestiture efforts in 1999. In addition, the Company is currently evaluating the business model and strategy of its continuing operations. As a result, in the fourth quarter, the Company expects to record non-cash charges of approximately $30 to $35 million related to the impairment of certain long-lived assets, including goodwill. These non-cash charges will have no effect on the Company's current or future cash flows. Subject to obtaining sufficient financing to continue its operations, the Company is also evaluating the need to realign and restructure its continuing operations. The Company plans to complete this evaluation in the fourth quarter of 1998 and, if required, record the appropriate realignment and restructuring charges during that quarter.

  The Company has continued its focus on improving the Company's competitive position by resuming shipments of the new line of CrystalJet piezo inkjet printers. The Company has instituted additional improvements in the CrystalJet manufacturing process to allow for increased production and better operating performance of the CrystalJet product. However, no assurances can be given that the Company will be successful in realizing its goals for manufacturing and marketing the CrystalJet products. Further, even if the Company was to meet these goals, the Company anticipates that it would continue to incur operating losses at least through the first two quarters of 1999. Failure to achieve market acceptance of these products or the inability to timely achieve required production volumes at acceptable costs could have a further material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

  During the first nine months of 1998, the Company used $17.6 million of cash in its operations primarily to fund its continuing net losses of $48.2 million, net of depreciation and amortization of $11.8 million, offset by $21.4 million provided primarily from the receipt of $20 million from the Joint Development Agreement of which $14.6 million was recorded in deferred revenue. As of September 27, 1998, the balance in deferred revenue from the Kodak Joint Development Agreement was $2.4 million. In addition, $6.9 million was expended on plant and equipment, relating primarily to purchases of tooling and equipment for the development and manufacture of the CrystalJet product line. These uses of cash for operating and investing activities were funded substantially by the issuance of the stock warrant of $5.4 million to Kodak under the Joint Development Agreement and net borrowings from the Majority Shareholder of $16.8 million, pursuant to the Credit Agreements.

  During the fourth quarter of 1997, the Company expanded its plan to restructure its operations worldwide and provided a charge of approximately $4.8 million consisting primarily of $2.9 million for the elimination of 91 positions, relating to further realignment of the Company's international operations, and $1.9 million for lease termination and fixed asset disposition costs for certain international facilities. During the first nine months of 1998, the Company incurred cash expenditures aggregating $2.4 million that were applied against the reserve. At September 27, 1998, the restructuring accrual approximates $2.7 million, consisting of $1.9 million from the 1997 restructuring plan and $0.8 million remaining from the 1996 restructuring plan. The remaining amount of the 1997 plan principally relates to severance and lease termination obligations and that of the 1996 plan to lease termination obligations. Although subject to future adjustment, the Company believes that the amounts accrued at September 27, 1998 are adequate to complete these restructuring plans.

  Year 2000 Compliance. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem." The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

  The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

  Products. The Company has completed Year 2000 compliance testing on its currently supported products. The products were classified into two categories: category I having no date related processing and category II having internal date clocks which will properly handle and roll-over calendar data. Based upon the evaluation and testing completed, the Company believes that its currently supported products are Year 2000 compliant. The Company's testing did not assess compliance of products modified by customers or third parties nor did it assess compliance of products connected to individual customer work environments. The Company has listed its currently supported products and test data on its Internet site.

  Internal Business Systems. The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll), customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company is currently in its remediation phase of modifying and upgrading identified systems and expects to complete this phase by the beginning of the fourth quarter of 1999. The Company estimates that it will be Year 2000 compliant by the end of the fourth quarter of 1999. However, any unforeseen problems which occur during the testing phase may adversely effect the Company's Year 2000 readiness.

  Third-Party Suppliers. The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company will request confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

  Facility Systems. Systems such as heating, sprinklers, elevators, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted the Anaheim facility owners seeking assurances of Year 2000 compliance. The Company has not yet assessed its facilities at other locations.

  The Company has incurred $0.3 million as of the nine-month period ended September 27, 1998 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $1.5 million to $2 million. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues, its Input Technologies, Cutter and non-CrystalJet Service and Support businesses would be sold and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

  The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include the implementation of manual procedures to compensate for system deficiencies. During the remediation phase of the internal business systems, the Company will be evaluating potential failures and attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans evaluated and potentially implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

                           CALCOMP TECHNOLOGY, INC.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a discussion of legal proceedings, see "Note 8 Contingencies--Legal" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  For a discussion of changes in securities, see "Note 2 Operations and Financing" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS--THE FOLLOWING EXHIBITS ARE INCLUDED HEREIN:

3.1 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company, filed on July 8, 1998.

3.2 Certificate of Designation of Series A Cumulative Redeemable Preferred Stock of the Company, filed on July 15, 1998.

10.12 Employment Offer and Agreement between the Company and John J. Millerick dated July 12, 1996, as amended through July 31, 1998.

10.43 Amendment Nos. 1-3 dated March 20, 1998, August 24, 1998 and September 25, 1998, respectively, to Cash Management Agreement by and between the Company and Lockheed Martin Corporation dated as of July 23, 1996. (The Cash Management Agreement was filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 29, 1996, and is incorporated herein by reference.)

10.44 Exchange Agreement entered into as of July 15, 1998, by and between the Company and Lockheed Martin Corporation.

27     Financial Data Schedule.

(b) REPORTS ON FORM 8-K:

  Reports on Form 8-K filed by the Company during and subsequent to the Company's third quarter ended September 27, 1998 were as follows:

    Form 8-K dated July 17, 1998 filed on July 17, 1998, reporting under Item 5 the Company's Exchange Agreement with Lockheed Martin Corporation.

    Form 8-K dated September 25, 1998 filed on October 1, 1998, reporting under Item 5 the Company's Amendment to the Cash Management Agreement with Lockheed Martin Corporation.

                            CALCOMP TECHNOLOGY, INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Calcomp Technology, Inc
                                           (Registrant)

Date: November 11, 1998

                                                 /s/ John J. Millerick
                                          _____________________________________
                                                    John J. Millerick
                                             Senior Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)