Form 10-K
period 1998-12-27
CALCOMP TECHNOLOGY INC
filed 1999-04-13
CIK 818470

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

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

              2411 W. La Palma Avenue, Anaheim, California 92801
                   (Address of principal executive offices)

                                (714) 821-2000
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value as of March 31, 1999, of Common Stock held by non-affiliates of the Registrant: $186,639 based on the last reported sale price on the over the counter bulletin board market maintained by NASDAQ, Inc.

    The number of shares of Common Stock outstanding as of March 31, 1999:
                                  47,120,650
================================================================================

                                    PART I

ITEM 1. BUSINESS

  CalComp Technology, Inc. ("CalComp Technology" or the "Company"), formerly Summagraphics Corporation ("Summagraphics"), was incorporated under Delaware law in 1972. The mailing address of the Company's principal executive office is 2411 W. La Palma Avenue, Anaheim, California 92801. The Company's telephone number is (714) 821-2000. Except where the context indicates otherwise, references to an entity include its consolidated subsidiaries.

Background and Summary of Significant Developments

  The Company has been a supplier of both input and output computer graphics peripheral products consisting of (i) printers (including plotters), (ii) cutters, (iii) digitizers, and (iv) large format scanners. In general, the Company's products were designed for use in the computer aided design and manufacturing ("CAD/CAM"), printing and publishing, and graphic arts markets, both domestically and internationally. The Company also maintained service, product support and technical assistance programs for its customers and sold software, supplies and after-warranty service.

  In recent years, the Company had begun transitioning its traditional pen, electrostatic and most thermal technology products to inkjet plotters and printers. Generally, inkjet technology products provide increased user productivity compared to traditional pen plotters and solid area fill capability for applications requiring graphic imaging. By the end of 1997, the Company had substantially completed its strategy to discontinue its non-inkjet printer and plotter products.

  In the fourth quarter of 1997, the Company completed the development of a new line of wide-format digital printers based on its proprietary piezo inkjet technology obtained through the acquisition of Topaz Technologies, Inc. ("Topaz") in 1996. This new line of printers was marketed under the "CrystalJet(TM)" name and targeted at the graphic arts industry. The Company began shipping the initial market development and demonstration units of these printers in the first quarter of 1998. Although volume shipments to customers of CrystalJet products commenced in the second quarter and increased during the remainder of the fiscal year, the projected profitability of the CrystalJet products was dependent on achieving greater production volumes and wider market acceptance than could reasonably be anticipated to occur in the near term and would have required substantial infusions of new capital which the Company was unable to obtain. Although the new CrystalJet technology proved viable, the Company believes that production delays, technical difficulties in the manufacturing processes and a failure to gain timely market acceptance resulted in continuing operating losses and negative cash flow, which materially and adversely affected the Company's business plan for the CrystalJet technology and, in significant part, resulted in the Company's liquidity crisis discussed further below.

  As part of its piezo inkjet technology development, in March 1998, the Company entered into a Patent License and Joint Development Agreement (the "Joint Development Agreement") with Eastman Kodak Company ("Kodak") that provided an initial payment of $20 million in April 1998 and contemplated an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. As of March 31, 1999, the Company believes that the first three milestones totaling $7 million were achieved in 1998; however, only the first $2 million milestone payment has been received from Kodak because Kodak has disputed the attainment of the third milestone and withheld the second milestone payment. See Item 1. "Business--Historic Business--Dispute with Kodak."

  In July 1998, the Company engaged Salomon Smith Barney as an investment advisor to assist the Company in the consideration of strategic alternatives. In October 1998, the Company made the formal decision to focus its efforts and resources on the CrystalJet product line and to divest its input device, cutter, and non-CrystalJet service and support businesses as these businesses were considered non-strategic. In connection with this decision, the Company recorded a one-time non-cash impairment charge in the fourth quarter of $72 million to write-down the carrying value of the net assets of these businesses to their estimated fair value. In addition, the Company evaluated the business model and strategy of its continuing operations. As a result, in the fourth quarter, the Company recorded non-cash charges of $40.1 million related to the impairment of certain long-lived assets, including goodwill.

  In July 1998, the Company also entered into an Exchange Agreement with Lockheed Martin Corporation ("Lockheed Martin"), which is the majority shareholder, principal creditor and source of capital funding of the Company, pursuant to which, the Company exchanged $60 million of outstanding debt owed to Lockheed Martin under a Revolving Credit Agreement for 1,000,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company (the "Debt Exchange"). In connection with the Debt Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company under that agreement from $73 million to $13 million. In August, September, and November 1998, a related Cash Management Agreement was amended which ultimately increased the amount of borrowing available to the Company from $2 million to $30 million under the Cash Management Agreement, thereby providing a maximum borrowing availability of $43 million to the Company under these agreements (the "Credit Agreements"). At December 27, 1998, the Company had drawn a total of $38.1 million against the Credit Agreements.

  In a letter dated December 23, 1998, Lockheed Martin notified the Company that it would not increase the Company's credit availability, needed to fund the Company's current operations, beyond the $43 million then available under the Credit Agreements. At such date, the Company anticipated that, to fund operating requirements, it would require the $4.9 million remaining under the Credit Agreements in January 1999. On December 28, 1998, the Company indicated its intent to accept Lockheed Martin's proposal to fund a non-bankruptcy orderly shut-down of the Company's operations in accordance with a plan to be proposed by the Company. On January 14, 1999, the Company's directors approved and submitted the Company's Plan ("Plan for Orderly Shutdown") to Lockheed Martin for their review and approval. As a result of this liquidity crisis and after considering its lack of strategic alternatives, in particular, given the Company's inability to obtain funding from sources other than Lockheed Martin, on January 15, 1999, the Company announced that it would commence an orderly shutdown of its operations. Under the Plan for Orderly Shutdown approved by the Company's Board of Directors, the Company completed a Secured Demand Loan Facility ("Secured Demand Loan") with Lockheed Martin, pursuant to which Lockheed Martin agreed to provide, subject to the terms and conditions set forth in such facility, funding to the Company in addition to the $43 million available under the Credit Agreements. The Secured Demand Loan would provide funds to assist the Company in the non-bankruptcy shutdown of its operations pursuant to the Plan for Orderly Shutdown. In addition, Lockheed Martin agreed to forebear from exercising its rights and remedies to collect amounts outstanding under the Credit Agreements until the Secured Demand Loan is terminated. In connection with the Plan for Orderly Shutdown, it is anticipated that the Company will cause the dissolution, merger or consolidation of its subsidiaries with the Company and that the Company, itself, would then proceed with its own formal winding up and dissolution.

  Since the announcement of the Plan for Orderly Shutdown, the Company has ceased all manufacturing, sales and marketing activities and scaled back operations to a level designed to allow the Company to sell or liquidate its assets in a manner that takes into account the interests of the Company's stockholders, creditors, employees, customers and suppliers. As of March 31, 1999, the Company has consummated or entered into letters of intent for sales of substantially all of its assets, other than those assets related to its CrystalJet business. However, no assurances can be given that all pending transactions will be consummated. Additionally, pursuant to the Plan for Orderly Shutdown, the Company has issued notices to its domestic employees under the Worker Adjustment and Retraining Notification Act (W.A.R.N.) and, as of March 31, 1999, has terminated 381 employees, or 74% of the Company's domestic workforce. Non-U.S. employees have also been terminated or notified of their scheduled termination under applicable foreign laws. Certain of the Company's sales and service personnel, pending sales of specified assets, and an administrative team (including the President, Chief Financial Officer and a newly appointed Chief Executive Officer) will wind up the operations of the Company through the shutdown process which is expected to be substantially completed by July 1999. The Company anticipates that it will be able to negotiate reasonable settlement amounts with its non-affiliated creditors but the Company's ability to make payment on the agreed settlement amounts will depend on receiving sufficient cash from the sale of its assets and securing additional funding sufficient for the Plan for Orderly Shutdown.

  The Secured Demand Loan provides for Lockheed Martin to make loans to the Company from time to time up to an aggregate maximum available amount (the "Maximum Available Amount"), specified by Lockheed Martin. which may be increased by Lockheed Martin, in its sole and absolute discretion, upon requests for borrowing that are in conformity with the cash requirements set forth in the Plan for Orderly Shutdown. The Maximum Available Amount is subject to a ceiling ("Maximum Available Amount Ceiling") of $51 million, an amount based on the Company's initial estimate of loan proceeds needed to fully fund the Plan for Orderly Shutdown. The Maximum Available Amount, initially, was set at $11 million. At March 31, 1999, the Maximum Available Amount had been increased to $15.7 million. Lockheed Martin has the right to accept or reject, in whole or in part, any request for borrowing based on its determination, in its sole discretion, as to whether the Company is complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown. Loans under the Secured Demand Loan are to be repaid at the earlier to occur of (i) the business day following written demand by Lockheed Martin or (ii) the Termination Date. The "Termination Date" is defined as the earlier of July 15, 1999 or the date on which Lockheed Martin notifies the Company of termination based on (x) Lockheed Martin's determination that the Company is not reasonably complying with, and making reasonable progress with respect to, the Plan for Orderly Shutdown, which determination may be made in the sole and absolute discretion of Lockheed Martin, (y) the occurrence of a bankruptcy event (as defined in the Secured Demand Loan), or (z) the breach by the Company of the Secured Demand Loan or the accompanying Security Agreement. Under the Security Agreement, the Company granted to Lockheed Martin a security interest in all of the assets of the Company to secure the obligations of the Company to Lockheed Martin under the Secured Demand Loan. The Secured Demand Loan also provides for certain other obligations of the Company, including covenants of the Company with respect to periodic notices, reports and forecasts relating to the Plan for Orderly Shutdown.

  The Secured Demand Loan also required the Company to retain an independent third-party liquidation specialist acceptable to Lockheed Martin to review, validate and, to the extent deemed necessary by Lockheed Martin in its sole and absolute discretion, implement the Plan for Orderly Shutdown. In March 1999, Brincko Associates, Inc. was retained as the liquidation specialist approved by Lockheed Martin, and Mr. John P. Brincko was appointed the Chief Executive Officer of the Company. After his appointment, the Company conducted an updated and more detailed analysis of the amount of loan proceeds needed to fund the Plan for Orderly Shutdown, and revised its estimate of funding needed under the Secured Demand Loan to approximately $65 million.

  As noted above, the Company's latest estimate of funding needed to complete the Plan for Orderly Shutdown indicates estimated liabilities to be $14 million in excess of amounts expected from asset sales proceeds and the maximum available under the Secured Demand Loan. As part of its review of the Company's funding requirements under the Plan for Orderly Shutdown, Lockheed Martin has agreed to consider increasing the Maximum Available Amount Ceiling, but there can be no assurance that such increase will be granted or that Lockheed Martin will authorize the disbursement of all funds potentially available under the Secured Demand Loan. Additionally, there can be no assurance that the Company will be able to settle with its creditors at amounts estimated in the Plan for Orderly Shutdown, that estimated cash inflows from asset sales will occur, or that actual net cash funding requirements will not exceed current estimates for any other reason. Accordingly, there is substantial uncertainty as to whether the Company will be able to complete the Plan for Orderly Shutdown as originally envisioned. If the Company is unable to obtain sufficient funds to complete the Plan for Orderly Shutdown from asset sales proceeds and the Secured Demand Loan or it is unable to reach reasonable settlements with all of its creditors, the Company may be forced to seek protection from creditors under Federal Bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In the event of an insolvency proceeding, claims of secured creditors, such as Lockheed Martin, may not be able to be repaid in full and unsecured creditors may receive little, if anything, for their claims. In any circumstance, holders of the Company's common stock are not expected to receive any distributions of funds or assets and the Plan for Orderly Shutdown does not contemplate any such distributions.

  On January 27, 1999, the Company's Common Stock was delisted from the Nasdaq National Market System due to the Company's failure to maintain certain listing requirements. At the present time, the Company's

Common Stock continues to trade on the over-the-counter bulletin board market maintained by Nasdaq. It is expected that the Company's Common Stock will be deregistered under Rule 12g-4 of the Securities Exchange Act of 1934 in connection with the Company's anticipated formal winding up and dissolution.

Historic Business

  CalComp Inc. The principal business of the Company derived from that of CalComp Inc., formerly California Computer Products, Inc. ("CCP") which was incorporated in September 1958 to manufacture and market computer graphics products for the U.S. Government's NIMBUS Weather Satellite Program. In 1959, CCP introduced the world's first drum plotter, which translated computer output into visual data such as drawings, charts and graphics. CCP expanded its product offerings by introducing new plotters and controllers through the 1960's and 1970's. CCP added its first electrostatic plotter to its product line in 1979. During the 1980's and 1990's, CCP and subsequently CalComp Inc., continued to expand its product line through adapting various technologies to new products, including thermal transfer technology in printers, laser technology in printers/plotters, LED technology in plotters, bubble inkjet technology in plotters, and direct thermal technology in printers and plotters. CCP added the digitizer product line in 1980 through the acquisition of Talos Systems, Inc.

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

  Commencing in 1991 and continuing into 1996, CalComp Inc. experienced substantial net operating losses principally due to the negative impact on margins resulting from the migration of the hard copy output device industry to inkjet technology products and CalComp Inc.'s late entry into the inkjet market in fiscal 1994. In late 1995, Lockheed Martin Corporation and Summagraphics Corporation began discussions concerning a proposed combination of CalComp Inc. and Summagraphics Corporation that resulted in the combination of the companies on July 23, 1996. See "The Exchange."

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

  The Exchange. The Company, then Summagraphics Corporation, entered into a Plan of Reorganization and Agreement for the Exchange of Stock of CalComp Inc. for stock of the Company (dated as of March 19, 1996 and subsequently as amended April 30, 1996 and June 5, 1996) pursuant to which the Company issued to Lockheed Martin Corporation 40,742,957 shares of the Common Stock of the Company, representing 89.7% of the total outstanding shares of Common Stock of the Company following such issuance, in exchange for all of the outstanding capital stock of CalComp Inc. (the "Exchange"). The closing of the Exchange occurred on July 23, 1996 following approval of the Exchange by the stockholders of the Company. As a result of the Exchange, Lockheed Martin acquired control of the Company and CalComp Inc. became a wholly-owned subsidiary of the Company. In connection with the Exchange, the Company also changed its name from Summagraphics Corporation to CalComp Technology, Inc. and changed its year end from May 31 to a fifty-two, fifty-three week fiscal year ending on the last Sunday of December.

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

  In November 1996, the Company acquired Topaz, a privately held company located in Sunnyvale, California, in exchange for 1,500,000 shares of the Company's Common Stock and $750,000 in cash. Subsequent to the acquisition, Topaz became a wholly-owned subsidiary of CalComp Technology, Inc. Topaz was a developer and manufacturer of the proprietary piezo inkjet printing technology which the Company marketed under the CrystalJet name. Pursuant to the Plan for Orderly Shutdown, Topaz ceased operations effective January 29, 1999.

  Kodak Joint Development Agreement. On March 29, 1998, the Company and Eastman Kodak Co. ("Kodak") entered into a Patent License and Joint Development Agreement (the "Joint Development Agreement") covering the joint development of the Company's CrystalJet technology into a range of products, printers and consumables for commercial applications. The Joint Development Agreement has a term of five years and provides for the contribution by Kodak of up to $36 million, with $20 million having been advanced upon the signing of the Joint Development Agreement and up to an additional $16 million to be funded incrementally over the term upon the achievement of certain milestones and the occurrence of certain events. As of December 1998, the initial $2 million milestone under the Joint Development Agreement had been achieved and paid by Kodak. A second $2 million milestone had been achieved and was recorded as revenue but remains unpaid by Kodak who is withholding payment pending resolution of its dispute with the Company relating to the Joint Development Agreement. See "Dispute with Kodak." The Company and Kodak are also in dispute concerning the appropriate criteria applicable to an additional $3 million payment concerning a third milestone, notice of achievement of which the Company has also delivered to Kodak. See "Dispute with Kodak." The Joint Development Agreement also provides for royalties to be paid by Kodak to the Company in respect of licenses granted thereunder which allow Kodak, under certain circumstances, to exploit the inkjet technology developed under the terms of the agreement.

  Pursuant to the Joint Development Agreement, the Company issued to Kodak a warrant (the "Warrant") to purchase 8,000,000 shares (the "Warrant Shares") of the Company's Common Stock at an exercise price of $3.88 per share. The Warrant has a term of seven years and became exercisable as to 4,000,000 of the Warrant Shares on March 29, 1999, and the remaining 4,000,000 Warrant Shares will become exercisable on March 29, 2000 (each a "Vesting Date"); provided, however, that in the event the Joint Development Agreement is terminated prior to a Vesting Date, the Warrant will terminate as to any unvested Warrant Shares.

  Dispute with Kodak. Subsequent to the Company's announcement of the Plan for Orderly Shutdown, Kodak notified the Company that it considered the Company to be in breach of various obligations relating to the Joint Development Agreement. The Company, in turn, notified Kodak that it rejected Kodak's claims and also asserted various claims against Kodak. Although the Company and Kodak have discussed a settlement of the dispute which would have involved, among other things, Kodak's purchase of certain CrystalJet related assets, no agreement has been concluded. In the absence of a satisfactory settlement or termination of the Joint Development Agreement with Kodak, the Company intends to defend itself and/or pursue any claims it may have under the Joint Development Agreement.

Products

  Through 1998, the Company continued to distribute graphics peripheral products targeted at CAD/CAM printing and publishing and graphic arts markets. The Company's products fell into two general product lines: (1) hard copy output products, consisting primarily of printers and plotters, and graphics cutters; and (2) input devices, consisting of digitizers and scanners. In connection with the Plan for Orderly Shutdown, all manufacturing and marketing of the Company's products have been discontinued.

Hard-Copy Output Devices

  The Company historically has produced and sold a wide variety of hard-copy output devices of which the two principal classes of products were printers (including plotters) and vinyl-cutting plotters ("cutters"). Printers are devices that place raster images (oriented dots) on various types of output media (either paper or film) producing text, pictures and/or graphic images. Plotters are devices that translate computer output data into hard-copy media, such as schematics, charts, maps, and computer-aided design ("CAD") drawings, pictures, and other images. The basic unit consists of a microprocessor, a controller, and a marking mechanism. These output devices are often interchangeable, with the difference between plotters and printers often being the firmware-based connectivity solutions. A cutter performs a function similar to a plotter, but rather than drawing an image onto a sheet of paper, it accurately cuts on various media (such as vinyl) along a programmed image employing the same technique as a plotter, except using a knife instead of a pen.

 Printers and Plotters

  CrystalJet. CrystalJet printers represented 2% of the total revenue of the Company for fiscal year 1998. The CrystalJet wide-format printers contain four print heads, one for each of the four process colors. The print heads can be adjusted to two different heights above the media: 1.0 mm or 2.5 mm, which allows for a range of media options. Each print head, which contains 256 nozzles, is spaced at 1/180th-inch intervals yielding a print swath of 1.4 inches per color. This unique feature gives the user the ability to control the resolution and print speed. Users can select, on a job-by-job basis, 180, 360, or 720 dots per inch ("dpi"); 2, 4 or 8 interleaved passes; bi-directional or unidirectional printing; and pixel drop size. The CrystalJet printers can print a 360 dpi resolution image at 120 square feet per hour and a 720 dpi resolution image at 70 square feet per hour. These printing speeds are believed to be three to four times faster than traditional thermal inkjet printers. In addition, the technology supports different droplet sizes providing users the capability of printing high quality images at various resolutions for numerous market applications not currently available with competing thermal or piezo technology. Although the CrystalJet products were brought to market in 1998, the substantial operating losses and negative cash flow resulting from unexpected delays and technical difficulties related to the CrystalJet manufacturing process as well as the unanticipated costs and difficulties in gaining wide market acceptance, would have required a significant infusion of capital to allow the Company to achieve profitable large scale production of these products. Failure to obtain sufficient funding led to the adoption of the Plan for Orderly Shutdown. In connection with the Plan for Orderly Shutdown, operations relating to the CrystalJet products were terminated. Currently, the Company is considering various alternatives concerning the CrystalJet assets, including sale of such assets, in whole or in part, to third party purchasers (including Kodak and the former Topaz owners) or a transfer or other conveyance of such assets in satisfaction of creditor claims.

  Historical Output Products. Printers and plotters represented 14% of the total revenue of the Company for fiscal year 1998. In connection with the Company's plan to transition substantially all of its output products to its new CrystalJet technology, the Company liquidated substantially all of its non-CrystalJet based thermal inkjet output products at significantly less than their historical values in 1998.

 Cutters

  The Company's cutter business represented 7% of the total revenue in 1998. Cutters are output devices, similar in construction to a pen plotter, but employ a knife in place of a pen to cut vinyl for signs and banners, art film for screen printing, and various stencil materials for etching text and images into glass, wood and stone via an abrasive etching process. Cutter performance is primarily measured by speed, acceleration, and guaranteed accuracy. Additional features include knife type, tool pressure and software compatibility. Speed is measured by how many inches the knife moves per second. Acceleration is measured by how quickly the knife reaches its top speed and, therefore, is important since most signs consist of short lines. Guaranteed accuracy depends on the drive mechanism, either friction or sprocket, in the cutter. There are currently two types of knife systems used to cut material: drag and tangential. Drag knife units typically cost less, have less knife pressure capability, and are used for general sign applications. Tangential knife units are typically more expensive, with more knife pressure, greater precision cutting abilities and the ability to cut a wider variety of material.

  On February 19, 1999, the Company sold its cutter business to WestComp Incorporated ("WestComp") for $600,000 in cash and the assumption by WestComp of certain liabilities relating to the business. The asset sale to WestComp principally included the shares of CalComp Display Products N.V., a Belgian company and an indirect subsidiary of the Company, and the cutter related products held as inventory by the other subsidiaries of the Company. In connection with the sale, CalComp Technology Europe N.V. sold the principal facility of the cutter business, located in Gistel, Belgium, to an affiliate of WestComp at a purchase price of $924,000 on March 31, 1999.

Input Devices

  Input devices accounted for 22% of the total revenue of the Company for fiscal year 1998. The input device products offered by the Company were digitizers and scanners.

  Digitizers

  Uses for digitizers include desktop publishing, image processing, simple mouse replacement and pen-based computing. The Company's primary markets for digitizers were in computer-aided design, engineering and manufacturing (CAD/CAE/CAM).

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

  Traditionally, customers using CAD applications, mapping applications and GIS applications have perceived the need for the high precision input offered by digitizers. Recent software releases in the CAD industry, whereby mouse input devices are interchangeable with digitizer tablets for CAD applications, have significantly reduced the customer need for digitizer products. The Company believes that this trend and the failure of the Company to successfully replace or renew demand for CAD digitizer products had a material and adverse impact on the Company's input device business.

  Scanners

  Scanners are input devices which detect images on input media and translate the images into raster data for a computer. The Company marketed a family of large format scanners, the ScanPlus(TM) III large format scanners that are capable of fast, high volume scanning. These units, which can scan documents up to 36" wide, come in resolutions from 300 to 1000 dpi. The large format monochrome/color scanner addresses the needs of users who have to transfer hard copy drawings into a digital form. Applications for large format scanning include architectural engineering and construction (AEC), document management, mapping/GIS, and facilities management. Traditionally, converting to a digital form has been accomplished by either totally recreating the original drawing, utilizing a computer aided drafting package within the computer, or digitizing the original drawing using a large format digitizer.

  Sale of the Input Device Business

  Although the Company, as part of its strategy to divest itself of its non-CrystalJet business and to generate cash to be used to fund continuing operations, attempted to sell its input device business during fiscal 1998, such efforts proved unsuccessful. On February 1, 1999, in connection with the Plan for Orderly Shutdown, the Company, through certain domestic and foreign subsidiaries, sold substantially all of the assets relating to its input device business to GTCO Corporation ("GTCO"), one of the Company's competitors who had previously negotiated for the purchase of the business, for an aggregate of $6,500,000 in cash and the assumption by GTCO of certain liabilities relating to the input device business.

Supplies

  The Company also marketed an extensive line of consumable inks and media for its printers and plotters. Supplies represented 23% of the revenues of the Company for fiscal year 1998.

  The Company's strategy for its new line of CrystalJet products was to establish a CrystalJet based-consumables business. In connection with the release and establishment of an installed base of the new CrystalJet products, the Company intended to introduce a full line of related ink and media supplies. The Company planned to market inks, under the name "CrystalInk", which was to contain a complete set of both indoor dye-based ink and outdoor pigment-based ink. In addition, the Company intended to offer a full line of media products including opaque matte bond, premium bond, graphics presentation, glossy, adhesive-backed vinyl, canvas, and overlaminate material. This matched ink and media system was anticipated to provide customers with one source for their printing needs.

  The Company believed that the CrystalJet consumables business would replace and, as the installed base grew, exceed the Company's existing non-CrystalJet consumables business. However, the difficulties associated with the introduction of the CrystalJet product line and the liquidity crisis leading to the Plan for Orderly Shutdown did not allow for the successful development of the CrystalJet consumables business.

  In connection with the Plan for Orderly Shutdown, on March 24, 1999, the Company sold its non-CrystalJet consumables business (excluding the territories of Europe and Africa) to Budde International, Inc ("BII"). The purchase price for the non-CrystalJet supplies inventory and related sales information was $833,000. The Company has also signed a non-binding letter of intent to sell the European and African non-CrystalJet supplies business (the "European Supplies Business"). The purchase price of the European Supplies Business is expected to be determined based on existing inventory levels as of the closing of the transaction. The proposed purchaser has provided the Company with a non-refundable deposit of $225,000. The parties are working diligently towards a definitive purchase and sale agreement with the expected closing of the transaction on or about April 14, 1999.

Service and Support

  The Company, through its North American Channels group, its international subsidiaries and selected third- party providers, provided an extensive range of customer service and technical support for the Company's products. Service revenues accounted for 20% of the Company's total revenue in 1998. Technical support and customer service were provided through a twelve hour, five day telephone response network that provided customers with continuous access to trained technical support personnel. In addition, the Company provided product support and service through repair, exchange or replacement of products. The Company also maintained a staff of service technicians that were available for on-site service calls. During the past three years, the Company entered into certain agreements under which third parties provided service and technical support for the Company's traditional printer/plotter products. However, in view of the increased complexity of the Company's inkjet printer products, together with the need for increased emphasis on providing better response times to calls for service, the Company moved away from using third parties in favor of its in-house service staff where feasible.

  As part of the Plan for Orderly Shutdown, the Company is maintaining scaled back service and support programs for historical product groups pending the sale of assets and assumption of obligations (including warranty obligations) relating to the various products or other out-sourcing of related support and service obligations. On April 1, 1999, the Company sold its assets and liabilities relating to its worldwide parts distribution business and its North American service business to Tekgraf, Inc. ("Tekgraf") for $400,000.

Research and Development

  During fiscal year 1998, the Company expended $14.5 million for research and development activities. The Company's research and development efforts were primarily focused on the output device market and inkjet technology and related platforms. Royalty revenue, primarily $18.6 million from the Company's Joint Development Agreement with Kodak, contributed 12% of the Company's total revenue in 1998. The Company will not engage in further research and development efforts.

Patents and Proprietary Information

  The Company owns numerous patents and patent applications, including domestic and foreign applications covering the CrystalJet technology, which were used in the operation of the Company's business and has developed a variety of proprietary information that was necessary for its business. While such patents, patent applications and other proprietary information were, in the aggregate, important to the operation of the Company's business, management of the Company does not believe that loss or termination of any patent, patent application or other intellectual property right would have materially affected the business of the Company. In conjunction with the Plan for Orderly Shutdown, certain of the Company's patents and patent applications are being transferred to third parties as the related businesses are sold.

Sales and Distribution

  In 1998, the Company modified its distribution strategy for output products to sell its branded products through value-added resellers in an effort to achieve an overall higher level of customer satisfaction and to penetrate new markets and better service customer needs. Delays and technical difficulties in bringing the CrystalJet products to market and the Company's liquidity crisis leading to the Plan for Orderly Shutdown did not allow these sales and distribution goals to be realized.

Competition

  The Company encountered extensive competition in all of its lines of business with numerous other parties, depending on the particular product or market environment. The parties with whom the Company competed differed depending on whether the product at issue was in the hard-copy plotter, printer and cutter market, or the digital input device market. Many of the Company's competitors had larger technical staffs, larger marketing and sales organizations and significantly greater financial resources than the Company. The Company also faced additional competition from many smaller competitors.

Organization

  Prior to the Plan for Orderly Shutdown, the Company's business, although conducted through numerous domestic and foreign subsidiaries, consisted of two organizational units, the Input Technologies Division located in Scottsdale, Arizona which manufactured and/or distributed digitizers and scanners and the Digital Printing

Systems Division located in Anaheim and Sunnyvale, California and Gistel, Belgium which manufactured and sold output products consisting of printers and cutters. Sales and service were organized geographically for both divisions, while the following functions were included within each division:

  Product Management was responsible for defining product requirements and for the product through development, manufacturing and sales, to provide continuity to the Company's market commitment.

  Product Development was charged with the design of an economically manufacturable product which met the specifications originated by Product Management.

  Manufacturing performed all of the manufacturing operations, including the purchasing of materials, manufacturing, testing, packaging and shipping of products. Manufacturing consisted of a blend of internal and outsourced capabilities.

  Marketing and Sales were responsible for the selection, management and support of distribution channels. Additionally, the North American Sales organization managed sales in territories where the Company had no operating subsidiaries or distributors through Budde International, Inc., a Master Distributor located in Anaheim, California.

  The Company's European operations were headquartered in Brugge, Belgium. The Company's activities in the Asia/Pacific region were conducted through subsidiaries in Hong Kong, China and Australia. The Company is a party to a joint venture in Japan in which it has a 44% equity interest; Nippon Steel Corporation owns 51% and Sumitomo Corporation owns 5%. The joint venture, NS CalComp Corp., was the exclusive distributor for nearly all of the Company's products in Japan. In connection with the Plan for Orderly Shutdown, all foreign operations are being wound up and terminated. The Company is currently negotiating a sale of its interest in the Japanese joint venture.

Employees

  As of December 27, 1998, the Company employed approximately 888 people worldwide, of which 130 employees were involved in product development, manufacturing, marketing and headquarters operations in Anaheim, California. Approximately 133 employees were employed in the sales and service of the Company's products and were located at various strategic sites throughout North America, with many located in Anaheim, California. The Company employed approximately 126 people in support of its input device operations in Scottsdale, Arizona, and 270 people in support of inkjet products in Sunnyvale, California. In addition, there were approximately 206 employees in Europe and 23 employees in Asian operations, primarily involved with the importation, sales and service of the Company's products into their local geographic regions. Under the Plan for Orderly Shutdown, the Company had reduced its work force to approximately 259 employees at March 31, 1999.

  Certain Company employees have been designated as members of the Company's shutdown team. The Plan for Orderly Shutdown contemplates a shutdown team consisting of approximately 100 employees working through April 1999 and approximately 55 of those 100 employees continuing to work through July 1999. Each team member will receive a retention benefit related to his or her efforts in facilitating the Plan for Orderly Shutdown. Severance amounts paid to the Company employees have been based on existing contracts, statutory requirements and Company policy. Severance payments in certain foreign jurisdictions, particularly Europe, tend to be significantly higher than in the United States due to local statutory requirements.

ITEM 2. PROPERTIES

  The Company's Input Technologies Division facility in Scottsdale, Arizona which is comprised of a 68,000 square foot building on seven acres of land, was sold to GTCO on February 1, 1999 in connection with the sale of the input device business. The cutter facility in Gistel, Belgium which is comprised of a 43,180 square foot building, was sold to WestComp on March 31, 1999 in connection with the sale of the cutter business.

  As part of the Plan for Orderly Shutdown, the Company will seek to cancel or sublease all Company facilities under operating leases not assumed by buyers of the related assets. The contingent settlements of lease obligations are estimated to be for amounts that are substantially less than the minimum lease payments set forth in the lease agreements.

  Prior to the move of the Company's corporate headquarters to Anaheim, California as a result of the Exchange, the Company's executive offices were located in a leased building in Austin, Texas having a total of 96,400 square feet of space. The landlord of the property recently brought an action against the Company for breach of the lease. See Item 3. "Legal Proceedings."

ITEM 3. LEGAL PROCEEDINGS

  A complaint was filed on October 14, 1997, by Wacom Co., Ltd. and Wacom Technology Corp. ("Wacom"), against CalComp Inc., a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that CalComp Inc.'s sale of ULTRASLATE digitizer tablets infringes three patents and infringes Wacom's common law trademark, ULTRAPEN. Wacom's request for a preliminary injunction concerning infringement of two of the three patents was denied by the Court on February 12, 1998. Wacom is also seeking damages and permanent injunctive relief with respect to alleged infringement of the three patents, pre-judgment interest and, among other things, has requested an award of its attorneys' fees and costs. The Company does not believe that any of the allegations made by Wacom in this suit have merit and intends to defend itself against all the claims.

  In March 1999, Wacom unsuccessfully sought to enjoin the Company from proceeding with the Plan for Orderly Shutdown.

  On July 8, 1998, Xaar Technology Limited ("Xaar") filed suit, in the U.S. District Court for the Northern District of California, against the Company, CalComp Inc. (a wholly-owned subsidiary of the Company) and Topaz, (collectively the "Defendants") alleging that the Defendants' manufacture and sale of CrystalJet piezoelectric inkjet printheads infringes Xaar's U.S. Pat. Nos. 4,879,568 and 5,003,679 which cover certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus. The complaint also alleges that the Defendants have induced others to infringe these patents. The complaint seeks preliminary and permanent injunctive relief against infringement of the Xaar patents, increased damages for willful infringement of those patents, interest and award of its attorneys' fees and costs. The Company has reviewed these patents and believes that the Company will prevail over Xaar's claims, that the Company's piezoelectric technology is proprietary to the Company and that the Company's manufacture and sale of CrystalJet piezoelectric printheads does not infringe any valid claims of either of these patents. Further, the Company intends to defend itself against all claims in this lawsuit.

  In March 1999, Xaar unsuccessfully sought to enjoin the Company from proceeding with the Plan for Orderly Shutdown.

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

  In March 1999, QRS 10-12 (TX), Inc., and QRS 11-5 (TX), Inc., the landlords under the lease for the Company's former Austin, Texas headquarters (collectively, "Landlord"), filed suit against the Company in the U.S. District Court for the Southern District Court of New York claiming damages equal to the rent due for the remaining term of the lease. The Company had ceased paying rent in January 1999. The Company has moved to change the jurisdiction and venue of the case to Texas where it intends to defend itself against the Landlord's claims. If the Company were to determine that the Landlord's lawsuit was reasonably likely to result in a judgement that would compromise the Company's ability to successfully complete the Plan for Orderly Shutdown, the Company might be forced to seek protection from the Landlord under Federal Bankruptcy law in order to statutorily limit the Landlord's claims, so that all then remaining creditors could share more fairly in the Company's then remaining assets, if any. In any event, the Company believes that any payments to the Landlord by way of judgement or settlement will be for substantially less than the amount of lease payments that might otherwise be owing through the term of the lease.

  The Company is also party to other legal actions arising from its Plan for Orderly Shutdown. The Company believes that any such claims in material amounts are without merit.

  Because of their contingent nature, the Company does not believe that the disposition of any of these matters will have a material adverse effect on its net liabilities in liquidation, nor will the results of any lawsuits affect the Company's determination to proceed with the Plan for Orderly Shutdown.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Until January 27, 1999, the Company's Common Stock was listed and traded on the Nasdaq National Market System under the symbol "CLCP." The following table sets forth the high and low closing bid prices of the Common Stock for the periods, since the consummation of the Exchange, as reported by the Nasdaq.

                                                                    High   Low
                                                                    ----- -----
   Year Ended December 27, 1998:
     Fourth Quarter................................................ $2.13 $0.88
     Third Quarter.................................................  2.94  1.25
     Second Quarter................................................  4.00  2.50
     First Quarter.................................................  4.63  2.81

   Year Ended December 28, 1997:
     Fourth Quarter................................................  6.06  3.50
     Third Quarter.................................................  5.50  1.88
     Second Quarter................................................  2.88  1.38
     First Quarter.................................................  2.75  2.19

  On January 27, 1999, the Company's Common Stock was delisted from the Nasdaq National Market System. Since that time, the Common Stock has been listed on the over-the-counter bulletin board market maintained by Nasdaq. It is expected that the Company's Common Stock will be deregistered under Rule 12g-4 of the Securities Exchange Act of 1934 in connection with the Company's anticipated formal winding up and dissolution.

  As of March 31, 1999, there were 294 holders of record of the Company's Common Stock. The closing bid price of the Company's Common Stock was $0.03 as of March 31, 1999 on the over-the-counter bulletin board market.

  The Company has never paid any dividends with respect to its Common Stock and does not anticipate ever paying any dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The selected net liabilities in liquidation and statement of operations data as of and for the fiscal year ended December 27, 1998 set forth below is derived from CalComp Technology, Inc.'s audited consolidated financial statements. As discussed in Item 1. "Business--Background and Summary of Significant Developments," the Company has implemented a Plan for Orderly Shutdown; therefore, prior year financial data is not comparable or meaningful. This selected financial data should be read in conjunction with
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of CalComp Technology, Inc. and related notes thereto included elsewhere herein. The following data is presented in thousands, except for share and per share data:

   Net Liabilities in Liquidation Data:
     Total assets................................................. $    21,939
     Total liabilities............................................      86,939
     Net liabilities in liquidation...............................     (65,000)

   Statement of Operations Data:
     Revenue......................................................     153,858
     Loss from operations.........................................    (166,201)
     Net loss.....................................................    (168,801)
     Weighted average shares used in computing per share amount...  47,105,617
     Basic and diluted net loss per share.........................       (3.58)

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

Liquidity and Capital Resources

  On January 14, 1999, the Board of Directors' approved a Plan for Orderly Shutdown which is expected to be substantially completed in July 1999. For further information See Item 1. "Business--Background and Summary of Significant Developments."

  Pursuant to the Plan for Orderly Shutdown, the Company has to date consummated or entered into letters of intent for the sales of substantially all of its non-CrystalJet assets. The status of the primary sales transactions to date is as follows: On February 1, 1999, the Company, through certain domestic and foreign subsidiaries, sold substantially all of the assets relating to its input device business to GTCO for an aggregate of $6,500,000 in cash and the assumption by GTCO of certain liabilities relating to the input device business; On February 19, 1999, the Company sold its cutter business to WestComp for $600,000 in cash and the assumption by WestComp of certain liabilities relating to the cutter business. The asset sale to WestComp principally included the shares of CalComp Display Products N.V., a Belgian company and an indirect subsidiary of the Company, and the cutter related products held as inventory by the other subsidiaries of the Company. In connection with the sale, CalComp Technology Europe N.V. sold the principal facility of the cutter business, located in Gistel, Belgium, to an affiliate of WestComp at a purchase price of $924,000 on March 31, 1999. On March 24, 1999, the Company sold its non-CrystalJet consumables business (excluding the territories of Europe and Africa) to BII. The purchase price for the non-CrystalJet supplies inventory and related sales information was $833,000. The Company has also signed a non-binding letter of intent to sell the European Supplies Business. The purchase price of the European Supplies Business is expected to be determined based on existing inventory levels as of the closing of the transaction. The proposed purchaser has provided the Company with a non-refundable deposit of $225,000. The parties are working diligently towards a definitive purchase and sale agreement with the expected closing of the transaction to occur on or about April 14, 1999. On April 1, 1999, the Company sold its assets and liabilities relating to its worldwide parts distribution business and its North American service business to Tekgraf for $400,000. However, no assurances can be given that pending sales will be consummated or that the proceeds from such sales, together with any proceeds from the sale of assets relating to the Company's CrystalJet business and with the funding from Lockheed Martin under the Secured Demand Loan, will allow the Company to successfully complete the Plan for Orderly Shutdown, in which case the Company may be forced to seek protection from its creditors under Federal Bankruptcy law or may become the subject of an involuntary bankruptcy proceeding. See
Item 1. "Business--Background and Summary of Significant Developments."

  The Company believes that even if the Plan for Orderly Shutdown is successfully completed, it is highly unlikely that there will be any funds or assets available for distribution to its preferred or common stockholders and the Plan for Orderly Shutdown does not contemplate any such distributions.

Assets and Liabilities following the Adoption of the Plan for Orderly Shutdown

  As a result of the Board of Directors approving the Plan for Orderly Shutdown, the Company adopted the liquidation basis of accounting which requires assets and liabilities to be stated at estimated fair value. Accordingly, the statement of net liabilities in liquidation at December 27, 1998 reflects assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities subsequent to December 27, 1998 will be recognized in the period in which such refinements are known. The consolidated statement of net liabilities in liquidation has been presented on such basis to provide more relevant information. The consolidated statements of operations, and cash flows are presented on the going concern basis of accounting. However, as result of the Plan for Orderly Shutdown, comparative information is not meaningful and has not been presented.

Results of Operations for 1998

  Revenues. Revenues for the year ended December 27, 1998 were $153.9 million. Hardware and supplies revenue represented 61% of the total revenue of the Company for fiscal year 1998. Plotters and printers made up 23% of the hardware and supplies revenue. This was primarily made up of sales of its historical output products. In connection with the Company's plan to transition substantially all of its output products to its new CrystalJet technology in 1998, the Company liquidated substantially all of its non-CrystalJet based thermal inkjet output products at significantly less than their historical values. While the Company brought its new CrystalJet technology to market in 1998, CrystalJet revenue made up only 3% of the hardware and supplies revenue as the technology suffered from unexpected delays and technical difficulties related to the CrystalJet manufacturing process. In connection with the Plan for Orderly Shutdown, operations relating to the CrystalJet products were terminated. Input devices made up 32% of the hardware and supplies revenue. Throughout 1998, the Company's digitizer product revenue declined primarily as a result of the impact of increasing interchangeability of mouse input devices as an alternative to digitizer tablet input devices made possible by recent releases of CAD application software. Cutter products made up 10% of the hardware and supplies revenue. Supplies revenue made up 35% of the hardware and supplies revenue. The Company's service business made up 20% of the Company's total revenue in 1998. In 1998, the Company's service business deteriorated as a result of fewer service contracts being generated due to the lower product revenue and a lower rate of service contract renewals as older generation products were retired from service. Royalty revenue made up 12% of the Company's total revenue in 1998. This revenue was primarily the result of the Company's Joint Development Agreement with Kodak which consists of $14.6 million of royalty revenue and $4.0 million from milestone achievements. The initial $2 million milestone under the Joint Development Agreement was achieved and paid by Kodak in 1998. A second $2 million milestone was achieved and was recorded as revenue but remains unpaid by Kodak which is withholding payment pending resolution of its dispute with the Company relating to the Joint Development Agreement. See Item
1. "Business--Historic Business--Dispute with Kodak."

  Gross Profit. In 1998, amounts recognized from the Joint Development Agreement made up $18.6 million of the Company's total gross profit of $21.0 million. Excluding the profit from the Joint Development Agreement, gross profit as a percentage of revenue was 2% for 1998. The low gross profit as a percentage of revenue was a result of selling price reductions required to transition out of mature and end-of-life products, the manufacturing inefficiencies resulting from decreased production volumes on the Company's mature output products, start up cost inefficiencies on new products, and delays in volume shipments of the CrystalJet wide format inkjet printers.

  Operating Expenses. Operating expenses for 1998 were $187.2 million which were made up of research and development expenses of $14.5 million, selling, general and administrative expenses of $56.1 million, corporate expenses from Lockheed Martin of $3.2 million, impairment charges of $112.1 million and restructuring charges of $1.3 million.

  Research and development expenses of $14.5 million in 1998 were primarily focused on development efforts to further the output device market and expanding the inkjet technology and related platforms. In conjunction with the Plan for Orderly Shutdown, the Company will not engage in any further research and development efforts.

  Selling, general and administrative expenses were $56.1 million and were focused primarily on furthering the output device market and bringing CrystalJet and related products to market, liquidating substantially all of its non-CrystalJet based thermal inkjet output products and streamlining the European business.

  Corporate expenses from Lockheed Martin were $3.2 million in 1998 and were a result of charges for services received under the intercompany services agreement ("Services Agreement") with Lockheed Martin.

  Impairment charges of $112.1 million were taken in the fourth quarter of 1998. These impairment charges relate to the Company's decision to focus its efforts and resources on the CrystalJet product line and to divest its input device, cutter, and non-CrystalJet service and support businesses as these businesses were considered non-strategic. In connection with this decision, the Company recorded a one-time non-cash impairment charge in the fourth quarter of $72 million to write-down the carrying value of the net assets of these businesses to their estimated fair value. In addition, the Company evaluated the business model and strategy of its continuing operations. As a result, in the fourth quarter, the Company recorded non-cash charges of $40.1 million related to the impairment of certain long-lived assets, including goodwill. See Item 1. "Business--Background and Summary of Significant Developments."

  Restructuring charges of $1.3 million were taken in the fourth quarter of 1998 after a Company decision to streamline the Company's North American operations and move CrystalJet manufacturing to Sunnyvale.

  Interest Expense. Interest expense was $3.3 million for 1998 and was primarily related to interest incurred on the Company's outstanding balances under the Credit Agreements.

  Income Tax Provision. Income tax benefit of $0.6 million in 1998 was primarily related to foreign and state tax refunds recorded in 1998.

Year 2000 Compliance

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem." The Company intends to complete an orderly shutdown of its operations before the end of calendar year 1999; therefore, no additional funding will be expended on the assessment process. Year 2000 issues are not expected to impact the shutdown of Company operations.

  Products previously tested for the Year 2000 problem and presently supported by the Company are listed, along with test data, on the Company's Internet Site.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  19
Consolidated Statement of Net Liabilities in Liquidation at December 27,
 1998....................................................................  20
Consolidated Statement of Operations for the Year Ended December 27,
 1998....................................................................  21
Consolidated Statement of Stockholders' Equity for the Year Ended
 December 27, 1998.......................................................  22
Consolidated Statement of Cash Flows for the Year Ended December 27,
 1998....................................................................  23
Notes to Consolidated Financial Statements...............................  24

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CalComp Technology, Inc.

  We have audited the accompanying consolidated statement of net liabilities in liquidation of CalComp Technology, Inc. as of December 27, 1998 and the consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  As described in Note 1 to the consolidated financial statements, on January 14, 1999, the Board of Directors approved a plan of orderly shutdown and liquidation and, accordingly, the Company adopted the liquidation basis of accounting effective December 27, 1998. The Company's consolidated statements of operations and cash flows for the year ended December 27, 1998 have been presented using accounting principles applicable to a going concern.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of CalComp Technology, Inc. as of December 27, 1998 and the consolidated results of operations and cash flows of CalComp Technology, Inc. for the year ended December 27, 1998, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

                                          /s/ Ernst & Young LLP

Orange County, California
April 8, 1999

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION

                               December 27, 1998

                (In thousands, except share and per share data)

                              ASSETS
                              ------
Cash.............................................................. $     3,280
Accounts receivable...............................................       7,775
Inventories.......................................................       5,966
Prepaid expenses and other assets.................................       1,033
Net assets held for sale..........................................       1,430
Property, plant and equipment.....................................       2,455
                                                                   -----------
  Total assets....................................................      21,939
                                                                   -----------

                           LIABILITIES
                           -----------
Accounts payable..................................................      12,308
Accrued salaries and related expenditures.........................      20,697
Operating expenses during liquidation period......................      21,647
Commitment cancellation costs.....................................      15,433
Other liabilities.................................................      16,854
                                                                   -----------
  Total liabilities...............................................      86,939
                                                                   -----------
Net liabilities in liquidation.................................... $   (65,000)
                                                                   ===========
Commitments and contingencies (Note 3)
Number of common shares outstanding...............................  47,120,650
                                                                   ===========
Net liabilities in liquidation per share.......................... $     (1.38)
                                                                   ===========




          See accompanying notes to consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Year Ended December 27, 1998

                (In thousands, except share and per share data)

Revenue:
  Hardware and supplies............................................ $   94,503
  Service..........................................................     30,577
  Royalty..........................................................     19,245
  Sales to affiliates..............................................      9,533
                                                                    ----------
    Total revenue..................................................    153,858
Cost of revenue:
  Hardware and supplies............................................    101,084
  Service..........................................................     24,400
  Royalty..........................................................        300
  Sales to affiliates..............................................      7,084
                                                                    ----------
    Total cost of revenue..........................................    132,868
                                                                    ----------
    Gross profit...................................................     20,990
Operating Expenses:
  Research and development.........................................     14,475
  Selling, general and administrative..............................     56,115
  Corporate expenses from Lockheed Martin (Note 2).................      3,172
  Impairment charge (Note 1).......................................    112,098
  Restructuring charge.............................................      1,331
                                                                    ----------
Loss from operations...............................................   (166,201)
Interest expense...................................................      3,289
Other income, net (Note 4).........................................       (111)
                                                                    ----------
Loss before income taxes...........................................   (169,379)
Income tax benefit (Note 5)........................................       (578)
                                                                    ----------
    Net loss....................................................... $ (168,801)
                                                                    ==========
    Basic and diluted net loss per share of common stock........... $    (3.58)
                                                                    ==========
    Weighted average number of common shares outstanding........... 47,105,617
                                                                    ==========

          See accompanying notes to consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                          Preferred Stock  Common Stock   Additional              Cumulative                Net
                          ---------------  -------------   Paid-in    Accumulated Translation Treasury Liabilities in
                          Shares  Amount   Shares Amount   Capital      Deficit   Adjustment   Stock    Liquidation
                          ------ --------  ------ ------  ----------  ----------- ----------- -------- --------------
Balance at December 28,
 1997...................    --   $    --   47,071 $ 471   $ 287,322    $(217,145)   $ 5,550    $(465)     $   --
 Issuance of preferred
  stock.................  1,000    60,000     --    --          --           --         --       --           --
 Exercise of stock
  options...............    --        --       50   --          105          --         --       --           --
 Issuance of warrant....    --        --      --    --        5,360          --         --       --           --
 Translation
  adjustment............    --        --      --    --          --           --          26      --           --
 Net loss...............    --        --      --    --          --      (168,801)       --       --           --
                          -----  --------  ------ -----   ---------    ---------    -------    -----      -------
Balance at December 27,
 1998 prior to adoption
 of liquidation basis of
 accounting.............  1,000    60,000  47,121   471     292,787     (385,946)     5,576     (465)         --
Adoption of liquidation
 basis of accounting:
 Close capital
  accounts..............    --    (60,000)    --   (471)   (292,787)     385,946     (5,576)     465       27,577
 Adjust net liabilities
  in liquidation to fair
  value.................    --        --      --    --          --           --         --       --        37,423
                          -----  --------  ------ -----   ---------    ---------    -------    -----      -------
Net liabilities in
 liquidation at December
 27, 1998...............  1,000  $    --   47,121 $ --    $     --     $     --     $   --     $ --       $65,000
                          =====  ========  ====== =====   =========    =========    =======    =====      =======


          See accompanying notes to consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      For the Year Ended December 27, 1998
                                 (In thousands)

Operating activities:
  Net loss.......................................................... $(168,801)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Impairment charge...............................................   112,098
    Depreciation and amortization...................................    17,088
    Restructuring payments..........................................    (2,805)
    Restructuring charge............................................     1,331
    Investee income.................................................      (318)
    Net changes in operating assets and liabilities.................     3,418
                                                                     ---------
      Net cash used in operating activities.........................   (37,989)
Investing activities:
  Purchase of property, plant and equipment.........................    (9,512)
  Dividends received................................................       121
                                                                     ---------
      Net cash used in investing activities.........................    (9,391)
Financing activities:
  Net proceeds from line of credit with Lockheed Martin.............    38,608
  Issuance of warrant...............................................     5,360
  Exercise of stock options.........................................       105
                                                                     ---------
      Net cash provided by financing activities.....................    44,073
Effect of exchange rate changes on cash.............................        93
                                                                     ---------
Change in cash......................................................    (3,214)
Cash at beginning of year...........................................     6,494
                                                                     ---------
Cash at end of year................................................. $   3,280
                                                                     =========


          See accompanying notes to consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background and Summary of Significant Developments

  The Company has been a supplier of both input and output computer graphics peripheral products consisting of (i) printers (including plotters), (ii) cutters, (iii) digitizers, and (iv) large format scanners. In general, the Company's products were designed for use in computer aided design and manufacturing ("CAD/CAM"), printing and publishing, and graphic arts markets, both domestically and internationally. The Company also maintained service, product support and technical assistance programs for its customers and sold software, supplies and after-warranty service.

  In recent years, the Company had begun transitioning its traditional pen, electrostatic and most thermal technology products to inkjet plotters and printers. Generally, inkjet technology products provide increased user productivity compared to traditional pen plotters and solid area fill capability for applications requiring graphic imaging. By the end of 1997, the Company had substantially completed its strategy to discontinue its non-inkjet printer and plotter products.

  In the fourth quarter of 1997, the Company completed the development of a new line of wide-format digital printers based on its proprietary piezo inkjet technology obtained through the acquisition of Topaz Technologies, Inc. ("Topaz") in 1996. This new line of printers was marketed under the "CrystalJet(TM)" name and targeted at the graphic arts industry. The Company began shipping the initial market development and demonstration units of these printers in the first quarter of 1998. Although volume shipments to customers of CrystalJet products commenced in the second quarter and increased during the remainder of the fiscal year, the projected profitability of the CrystalJet products was dependent on achieving greater production volumes and wider market acceptance than could reasonably be anticipated to occur in the near term and would have required substantial infusions of new capital which the Company was unable to obtain. Although the new CrystalJet technology proved viable, the Company believes that production delays, technical difficulties in the manufacturing processes and a failure to gain timely market acceptance resulted in continuing operating losses and negative cash flow, which materially and adversely affected the Company's business plan for the CrystalJet technology and in significant part, resulted in the Company's liquidity crisis discussed further below.

  As part of its piezo inkjet technology development, in March 1998, the Company entered into a Patent License and Joint Development Agreement with Eastman Kodak Company ("Kodak") that provided an initial payment of $20 million in April 1998 and contemplated an additional $16 million in cash over the term to be funded incrementally upon the achievement of certain milestones and the occurrence of certain events. As of March 31, 1999, the Company believes that the first three milestones totaling $7 million were achieved in 1998; however, only the first $2 million milestone payment has been received from Kodak because Kodak has disputed the attainment of the third milestone and withheld the second milestone payment.

  In July 1998, the Company engaged Salomon Smith Barney as an investment advisor to assist the Company in the consideration of strategic alternatives. In October 1998, the Company made the formal decision to focus its efforts and resources on the CrystalJet product line and to divest its input device, cutter, and non-CrystalJet service and support businesses as these businesses were considered non-strategic. In connection with this decision, the Company recorded a one-time non-cash impairment charge in the fourth quarter of $72 million to write-down the carrying value of the net assets of these businesses to their estimated fair value. In addition, the Company evaluated the business model and strategy of its continuing operations. As a result, in the fourth quarter, the Company recorded non-cash charges of $40.1 million related to the impairment of certain long-lived assets, including goodwill.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In July 1998, the Company also entered into an Exchange Agreement with Lockheed Martin Corporation ("Lockheed Martin"), which is the majority shareholder, principal creditor and source of capital funding of the Company, pursuant to which, the Company exchanged $60 million of outstanding debt owed to Lockheed Martin under a Revolving Credit Agreement for 1,000,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company (the "Debt Exchange"). In connection with the Debt Exchange, the Revolving Credit Agreement was amended to reduce the amount of borrowing available to the Company under that agreement from $73 million to $13 million. In August, September, and November 1998, a related Cash Management Agreement was amended which ultimately increased the amount of borrowing available to the Company from $2 million to $30 million under the Cash Management Agreement, thereby providing a maximum borrowing availability of $43 million to the Company under these agreements (the "Credit Agreements"). At December 27, 1998, the Company had drawn a total of $38.1 million against the Credit Agreements.

  In a letter dated December 23, 1998, Lockheed Martin notified the Company that it would not increase the Company's credit availability, needed to fund the Company's current operations, beyond the $43 million then available under the Credit Agreements. At such date, the Company anticipated that, to fund operating requirements, it would require the $4.9 million remaining under the Credit Agreements in January 1999. On December 28, 1998, the Company indicated its intent to accept Lockheed Martin's proposal to fund a non-bankruptcy orderly shut-down of the Company's operations in accordance with a plan to be proposed by the Company. On January 14, 1999 the Company's directors approved and submitted the Company's Plan ("Plan for Orderly Shutdown") to Lockheed Martin for their review and approval. As a result of this liquidity crisis and after considering its lack of strategic alternatives, in particular, given the Company's inability to obtain funding from sources other than Lockheed Martin, on January 15, 1999, the Company announced that it would commence an orderly shutdown of its operations. Under the Plan for Orderly Shutdown approved by the Company's Board of Directors, the Company completed a Secured Demand Loan Facility ("Secured Demand Loan") with Lockheed Martin, pursuant to which Lockheed Martin agreed to provide, subject to the terms and conditions set forth in such facility, funding to the Company in addition to the $43 million available under the Credit Agreements. The Secured Demand Loan would provide funds to assist the Company in the non-bankruptcy shutdown of its operations pursuant to the Plan for Orderly Shutdown. In addition, Lockheed Martin agreed to forebear from exercising its rights and remedies to collect amounts outstanding under the Credit Agreements until the Secured Demand Loan is terminated. In connection with the Plan for Orderly Shutdown, it is anticipated that the Company will cause the dissolution, merger or consolidation of its subsidiaries with the Company and that the Company, itself, would then proceed with its own formal winding up and dissolution.

  Since the announcement of the Plan for Orderly Shutdown, the Company has ceased all manufacturing, sales and marketing activities and scaled back operations to a level designed to allow the Company to sell or liquidate its assets in a manner that takes into account the interests of the Company's stockholders, creditors, employees, customers and suppliers. As of March 31, 1999 the Company has consummated or entered into letters of intent for sales of substantially all of its assets, other than those relating to its CrystalJet business. However, no assurances can be given that all pending transactions will be consummated. Additionally, pursuant to the Plan for Orderly Shutdown, the Company has issued notices to its domestic employees under the Worker Adjustment and Retraining Notification Act (W.A.R.N.) and, as of March 31, 1999, has terminated 381 employees, or 74% of the Company's domestic workforce. Non-U.S. employees have also been terminated or notified of their scheduled termination under applicable foreign laws. Certain of the Company's sales and service personnel, pending sales of specified assets, and an administrative team (including the President, Chief Financial Officer and a newly appointed Chief Executive Officer) will wind up the operations of the Company through the shutdown process which is expected to be substantially completed by July 1999. The Company anticipates that it will be able to negotiate reasonable settlement amounts with its non-affiliated creditors but the Company's ability to make payments on the agreed settlement amounts will depend on receiving sufficient cash from the sale of its assets and securing additional funding sufficient for the Plan for Orderly Shutdown.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The Secured Demand Loan provides for Lockheed Martin to make loans to the Company from time to time up to an aggregate maximum available amount (the "Maximum Available Amount"), specified by Lockheed Martin, which may be increased by Lockheed Martin, in its sole and absolute discretion, upon requests for borrowing that are in conformity with the cash requirements set forth in the Plan for Orderly Shutdown. The Maximum Available Amount is subject to a ceiling ("Maximum Available Amount Ceiling") of $51 million, an amount based on the Company's initial estimate of loan proceeds needed to fully fund the Plan for Orderly Shutdown. The Maximum Available Amount, initially, was set at $11 million. At March 31, 1999, the Maximum Available Amount had been increased to $15.7 million. Lockheed Martin has the right to accept or reject, in whole or in part, any request for borrowing based on its determination, in its sole discretion, as to whether the Company is complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown. Loans under the Secured Demand Loan are to be repaid at the earlier to occur of (i) the business day following written demand by Lockheed Martin or (ii) the Termination Date. The "Termination Date" is defined as the earlier of July 15, 1999 or the date on which Lockheed Martin notifies the Company of termination based on (x) Lockheed Martin's determination that the Company is not reasonably complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown, which determination may be made in the sole and absolute discretion of Lockheed Martin, (y) the occurrence of a bankruptcy event (as defined in the Secured Demand Loan), or (z) the breach by the Company of the Secured Demand Loan or the accompanying Security Agreement. Under the Security Agreement, the Company granted to Lockheed Martin a security interest in all of the assets of the Company to secure the obligations of the Company to Lockheed Martin under the Secured Demand Loan. The Secured Demand Loan also provides for certain other obligations of the Company, including covenants of the Company with respect to periodic notices, reports and forecasts relating to the Plan for Orderly Shutdown.

  The Secured Demand Loan also required the Company to retain an independent third-party liquidation specialist acceptable to Lockheed Martin to review, validate and, to the extent deemed necessary by Lockheed Martin in its sole and absolute discretion, implement the Plan for Orderly Shutdown. In March 1999, Brincko Associates, Inc. was retained as the liquidation specialist approved by Lockheed Martin, and Mr. John P. Brincko was appointed the Chief Executive Officer of the Company. After his appointment, the Company conducted an updated and more detailed analysis of the amount of loan proceeds needed to fund the Plan for Orderly Shutdown, and revised its estimate of funding needed under the Secured Demand Loan to approximately $65 million.

  As noted above, the Company's latest estimate of funding needed to complete the Plan for Orderly Shutdown indicates estimated liabilities to be $14 million in excess of amounts expected from asset sales proceeds and the maximum available under the Secured Demand Loan. As part of its review of the Company's funding requirements under the Plan for Orderly Shutdown, Lockheed Martin has agreed to consider increasing the Maximum Available Amount Ceiling, but there can be no assurance that such increase will be granted or that Lockheed Martin will authorize the disbursement of all funds potentially available under the Secured Demand Loan. Additionally, there can be no assurance that the Company will be able to settle with its creditors at amounts estimated in the Plan for Orderly Shutdown, that estimated cash inflows from asset sales will occur, or that actual net cash funding requirements will not exceed current estimates for any other reason. Accordingly, there is substantial uncertainty as to whether the Company will be able to complete the Plan for Orderly Shutdown as originally envisioned. If the Company is unable to obtain sufficient funds to complete the Plan for Orderly Shutdown from asset sales proceeds and the Secured Demand Loan or it is unable to reach reasonable settlements with all of its creditors, the Company may be forced to seek protection from creditors under Federal Bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In the event of an insolvency proceeding, claims of secured creditors, such as Lockheed Martin, may not be able to be repaid in full and unsecured creditors may receive little, if anything, for their claims. In any circumstance, holders of the

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company's common stock are not expected to receive any distributions of funds or assets and the Plan for Orderly Shutdown does not contemplate any such distributions.

  On January 27, 1999, the Company's Common Stock was delisted from the Nasdaq National Market System due to the Company's failure to maintain certain listing requirements. At the present time, the Company's Common Stock continues to trade on the over-the-counter bulletin board market maintained by Nasdaq. It is expected that the Company's Common Stock will be deregistered under Rule 12g-4 of the Securities Exchange Act of 1934 in connection with the Company's anticipated formal winding up and dissolution.

 Liquidation Basis of Accounting

  As a result of the Board of Directors approving the Plan for Orderly Shutdown, the accompanying consolidated statement of net liabilities in liquidation has been presented based on the liquidation basis of accounting to provide more relevant information. The consolidated statements of operations and cash flows for the year ended December 27, 1998 are presented on the going concern basis of accounting. However, as a result of the Plan for Orderly Shutdown, comparative information and certain other disclosures are not meaningful and have not been presented.

  The liquidation basis of accounting requires that assets and liabilities be stated at estimated fair value. Accordingly, the statement of net liabilities in liquidation at December 27, 1998 reflects assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities subsequent to December 27, 1998 will be recognized in the period in which such refinements are known.

 Organization and Basis of Presentation

  The Company is an 86.7% owned subsidiary of Lockheed Martin. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

 Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates have been made relative to the valuation of all assets and liabilities of the Company, including, among others, estimates for warranties and settlement of litigation and long-term lease commitments. Such estimates have been developed pursuant to the provisions of the Plan for Orderly Shutdown. Actual results may differ from amounts estimated.

 Revenue Recognition

  Revenue is recognized from product sales when shipments are made and from services over the term of the service contract. In certain circumstances, the Company had provided customers with stock rebalancing and price protection rights that permit these distributors, retailers, and dealers to return slow-moving products to the Company for credit or to receive price adjustments if the Company lowered the price of selected products within certain time periods.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Fiscal Year

  The Company uses a fifty-two, fifty-three week fiscal year which ends on the last Sunday in December. Fiscal 1998 contained fifty-two weeks.

 Stock Option Plans

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise prices of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

  Exchange gains and losses resulting from foreign currency transactions which occurred through December 27, 1998 (transactions denominated in a currency other than that of the entity's primary cash flow) have been included in operations.

 Income Taxes

  The Company's operations are included in consolidated federal and combined state income tax returns of Lockheed Martin. The provision for income taxes is calculated on a separate return basis, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

 Advertising Costs

  The Company expensed advertising costs as incurred. Advertising expenditures for 1998 were $5,416,000.

 Rent Expense

  Rent expense was $3,142,000 in 1998.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Supplementary Cash Flow Information

  Changes in operating assets and liabilities are as follows for the year ended December 27, 1998 (in thousands):

     Changes in operating assets and liabilities:
       Accounts receivable............................................  $ 6,444
       Accounts receivable from affiliates............................    2,578
       Inventories....................................................    5,976
       Prepaid expenses and other current assets......................      980
       Other assets...................................................     (473)
       Accounts payable...............................................    2,716
       Accounts payable to affiliates.................................   (3,089)
       Accrued salaries and related expenditures......................     (293)
       Deferred revenue...............................................   (2,307)
       Accrued reorganization costs...................................   (1,165)
       Income taxes payable...........................................      190
       Other liabilities..............................................   (9,081)
       Other long-term liabilities....................................      942
                                                                        -------
     Net changes in operating assets and liabilities..................  $ 3,418
                                                                        =======

  Net income taxes received from Lockheed Martin and foreign governments were $591,000 for 1998.

  Interest paid was $3,343,000 for 1998.

2. Transactions with Lockheed Martin and Affiliates

  Pursuant to a services agreement, Lockheed Martin has billed the Company for certain corporate general and administrative costs under a formula acceptable for the United States Department of Defense contracting purposes. Amounts charged to the Company and included in corporate expenses from Lockheed Martin were $3.2 million for 1998.

  Additionally, the Company has entered into support agreements with Lockheed Martin. The agreements provide, among other things, that Lockheed Martin undertake to provide certain services for and at the request of the Company including, but not limited to, administration of the pension and savings plan, legal and other general administrative services, and group medical, liability and workers' compensation insurance. Expenses are allocated to the Company based on actual amounts incurred on behalf of the Company plus estimated overhead related to such amounts. Amounts billed to the Company were $4.3 million for 1998. This amount is allocated to various cost elements in the consolidated statement of operations based on relevant factors which include headcount and square footage.

  Accounts payable to other affiliated companies aggregated $2.5 million as of December 1998.

  During 1998, the Company requested cash as needed to fund operations based on the Credit Agreements with Lockheed Martin. These requests were processed as borrowings against the Credit Agreements with Lockheed Martin. Excess funds were transferred to the Lockheed Martin as payments toward previous borrowings.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  End user sales to other affiliated companies, including sales to NS CalComp KK, were $9.5 million during 1998. Sales to related parties have been consummated at prices and terms consistent with similar transactions with unrelated third parties.

  Accounts receivable from these affiliates related to such sales aggregated $1.9 million as of December 1998.

  Also see Note 1. Background and Summary of Significant Developments.

3. Commitments and Contingencies

 Legal

  A complaint was filed on October 14, 1997, by Wacom Co., Ltd. and Wacom Technology Corp. ("Wacom"), against CalComp Inc., a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that CalComp Inc.'s sale of ULTRASLATE digitizer tablets infringes three patents and infringes Wacom's common law trademark, ULTRAPEN. Wacom's request for a preliminary injunction concerning infringement of two of the three patents was denied by the Court on February 12, 1998. Wacom is also seeking damages and permanent injunctive relief with respect to alleged infringement of the three patents, pre-judgment interest and, among other things, has requested an award of its attorneys' fees and costs. The Company does not believe that any of the allegations made by Wacom in this suit have merit and intends to defend itself against all the claims.

  In March 1999, Wacom unsuccessfully sought to enjoin the Company from proceeding with the Plan for Orderly Shutdown.

  On July 8, 1998, Xaar Technology Limited ("Xaar") filed suit in the U.S. District Court for the Northern District of California, against the Company, CalComp Inc. (a wholly-owned subsidiary of the Company) and Topaz, (collectively the "Defendants") alleging that the Defendants' manufacture and sale of CrystalJet piezoelectric inkjet printheads infringes Xaar's U.S. Pat. Nos. 4,879,568 and 5,003,679 which cover certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus. The complaint also alleges that the Defendants have induced others to infringe these patents. The complaint seeks preliminary and permanent injunctive relief against infringement of the Xaar patents, increased damages for willful infringement of those patents, interest and award of its attorneys' fees and costs. The Company has reviewed these patents and believes that the Company will prevail over Xaar's claims, that the Company's piezoelectric technology is proprietary to the Company and that the Company's manufacture and sale of CrystalJet piezoelectric printheads does not infringe any valid claims of either of these patents. Further, the Company intends to defend itself against all claims in this lawsuit.

  In March 1999, Xaar unsuccessfully sought to enjoin the Company from proceeding with the Plan for Orderly Shutdown.

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

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

  In March 1999, QRS 10-12 (TX), Inc. and QRS 11-5 (TX), Inc. the landlord under the lease for the Company's former Austin, Texas headquarters (collectively, "Landlord"), filed suit against the Company in the U.S. District Court for the Southern District Court of New York claiming damages equal to the rent due for the remaining term of the lease. The Company had ceased paying rent in January 1999. The Company has moved to change the jurisdiction and venue of the case to Texas where it intends to defend itself against the Landlord's claims. If the Company were to determine that the Landlord's lawsuit was reasonably likely to result in a judgement that would compromise the Company's ability to successfully complete the Plan for Orderly Shutdown, the Company might be forced to seek protection from the Landlord under Federal Bankruptcy law in order to statutorily limit the Landlord's claims so that all then remaining creditors could share more fairly in the Company's then remaining assets, if any. In any event, the Company believes that any payments to the Landlord by way of judgement or settlement will be for substantially less than the amount of lease payments that might otherwise be owing through the term of the lease.

  The Company is also party to other legal actions arising from its Plan for Orderly Shutdown. The Company believes that any such claims in material amounts are without merit.

  Because of their contingent nature, the Company does not believe that the disposition of any of these matters will have a material adverse effect on its net liabilities in liquidation, nor will the results of any lawsuits affect the Company's determination to proceed with the Plan for Orderly Shutdown.

 Environmental Matters

  In connection with the June 1997 sale of the Company's headquarters facility in Anaheim, California, the Company agreed to remain obligated to address certain environmental conditions which existed at the site prior to the closing of the sale. In addition, Lockheed Martin has guaranteed the performance of the Company under this environmental agreement.

  In 1988, the Company submitted a plan to the California Regional Water Quality Control Board ("the Water Board") relating to its facility in Anaheim, California. This plan contemplated site assessment and monitoring of soil and ground water contamination. In 1997, the Company, at the request of the Water Board, submitted work plans to conduct off-site water investigations and on-site soil remediation. In 1998, CalComp conducted an extensive aquifer characterization and off-site plume delineation investigation. Afterwards, the Board approved CalComp's work plans for Off-Site Plume Delineation and Source Area Remediation. The Company has established reserves which it considers to be adequate to cover the cost of investigations and tests required by the Water Board, any additional remediation that may be requested and potential costs of continued monitoring of soil and groundwater contamination, if required.

  The Company believes that it has adequately projected any future expenditures in connection with environmental matters and does not believe that the disposition of any of these matters will have a material adverse effect on its net liabilities in liquidation, nor will any such expenditures affect the Company's determination to proceed with the Plan for Orderly Shutdown.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. Other Income, net

  Other expense (income) consists of the following components for the year ended December 27, 1998 (in thousands):

   The Company's share of equity investee earnings.....................  $(318)
   Foreign exchange transaction gain...................................   (170)
   Interest income.....................................................   (334)
   Other expense, net..................................................    711
                                                                         -----
     Total.............................................................  $(111)
                                                                         =====

5. Taxes Based on Income

  The income tax benefit consists of the following for the year ended December 27, 1998 (in thousands):

   Current:
     State............................................................... $ (42)
     Foreign.............................................................  (536)
                                                                          -----
                                                                          $(578)
                                                                          =====

  The following is a reconciliation of the difference between the actual benefit for income taxes and the benefit computed by applying the federal statutory tax rate on loss before income taxes for the year ended December 27, 1998 (in thousands):

   Computed tax benefit using statutory tax rate..................... $(59,268)
   Increases (reduction) from:
     Non deductible goodwill amortization/write-off..................   41,546
     Operating losses without current tax benefit....................   13,492
     Foreign taxes at rates other than statutory rate................    3,557
     Other...........................................................       95
                                                                      --------
                                                                      $   (578)
                                                                      ========

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at December 27, 1998 are as follows (in thousands):

   Deferred tax liabilities related to:
     Depreciation methods.......................................... $   4,284
     Prepaid pension costs.........................................     1,017
     Excess of purchase book value over tax basis of property,
      plant and equipment..........................................       659
                                                                    ---------
                                                                        5,960
   Deferred tax assets related to:
     Net operating loss carryover..................................    76,894
     Foreign net operating loss carryover..........................    16,046
     Inventories...................................................     9,673
     Foreign tax credit carryover..................................     7,255
     Accrued liabilities...........................................     3,713
     Accumulated postretiree medical benefit obligation............     2,091
     Accounts receivable...........................................     1,445
     Accrued compensation and benefits.............................       587
     Other, net....................................................        46
                                                                    ---------
                                                                      117,750
     Valuation allowance for deferred tax assets...................  (111,790)
                                                                    ---------
                                                                    $     --
                                                                    =========

  The Company has provided a valuation allowance for its net deferred tax assets, including $18.7 million provided in 1998, because of the likelihood that it will not be able to realize those assets during their carry forward or turnaround periods.

  The Company has a net operating loss for federal income tax purposes of $186 million expiring in years through 2013. The federal net operating loss also includes $34 million of expired tax credit carryover that was converted into net operating loss carry forward in 1998. Also, the Company has foreign net operating loss carry forwards in various European countries aggregating $41 million. Additionally, the Company has foreign tax credits of $7.3 million expiring in years 1999 to 2002.

  For financial reporting purposes, loss before income included the following components for the year ended December 27, 1998 (in thousands):

   Pretax loss:
     United States.................................................. $ (157,830)
     Foreign........................................................    (11,549)
                                                                     ----------
                                                                     $ (169,379)
                                                                     ==========

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $16 million at December 27, 1998. Approximately $10 million of those earnings are considered to be indefinitely reinvested. Distribution of foreign earnings, including the cumulative translation adjustment component, would not create a residual U.S. tax liability due to the availability of foreign tax credits to offset U.S. taxes. Withholding taxes of approximately $358,000 would be payable upon the remittance of the portion of the foreign earnings which is considered permanently reinvested.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. Stock Plans

 A. Common Stock Reserved

  The following shares of common stock are reserved for issuance at December 27, 1998:

1996 stock option plan..............................................  1,964,400
1988 stock option plan..............................................     75,000
1987 stock option plan..............................................     52,050
Warrants............................................................  8,052,500
                                                                     ----------
                                                                     10,143,950
                                                                     ==========

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

  A summary of changes in stock issuable under employee option plans follows:

                                                                     Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------
   Outstanding at December 28, 1997................... 1,536,450      $2.99
     Granted..........................................   616,300      $3.47
     Exercised........................................   (49,700)     $2.49
     Canceled.........................................  (398,400)     $4.44
                                                       ---------      -----
   Outstanding at December 27, 1998................... 1,704,650      $2.84
                                                       =========      =====

  As of December 27, 1998, there were 386,800 shares available for future grants under the plan.

  The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 27, 1998, were as follows:

                             Outstanding                       Exercisable
                     ----------------------------          --------------------
                                     Weighted     Weighted             Weighted
                      Number of      Average      Average              Average
      Range of         Shares       Remaining     Exercise   Shares    Exercise
  Exercise Prices    Outstanding Contractual Life  Price   Exercisable  Price
  ---------------    ----------- ---------------- -------- ----------- --------
$1.56 to $2.31......   645,300         7.90        $1.94     380,900    $1.96
$2.38 to $3.13......   519,150         8.43        $2.88     174,150    $2.85
$3.31 to $9.00......   540,200         9.00        $3.87      27,400    $6.28

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rate of 6.3%; dividends yield of 0%; volatility of the expected market price of the Company's common stock of 1.2; and a weighted-average expected life of the option of five years.

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

  The weighted-average fair values of options granted to employees during 1998 were $3.18. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following for the year ended December 27, 1998 (in thousands, except per share amounts):

                                                         Historical  Pro Forma
                                                         ----------  ---------
   Net loss............................................. $(168,801)  $(170,491)
   Basic and diluted loss per common share.............. $   (3.58)  $   (3.62)

 C. Warrants

  The terms of warrants to acquire shares of common stock are as follows at December 27, 1998:

         Warrants          Price        Expiration Date
         --------          -----        ---------------
         8,000,000         $3.88        March 29, 2005
            37,500         $1.75        December 6, 2000
            15,000         $2.00        March 7, 2006
         ---------
         8,052,500
         =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has no disagreements on accounting or financial disclosure matters with its independent auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

  The Company's Bylaws authorize a Board consisting of such number of Directors as shall be determined by the Board or stockholders, with the number of Directors currently fixed at eight. In connection with the Exchange, the Company and Lockheed Martin entered into an agreement pursuant to which Lockheed Martin and the Company agreed, among other things, that for so long as Lockheed Martin owns at least 50% of the Common Stock of the Company, at least two-thirds of the members of the Board of Directors will consist of Lockheed Martin designees and at least two directors will be "independent" of both Lockheed Martin and the Company. Mr. Neil A. Knox, one of the two "independent" directors, resigned from the Board effective as of March 30, 1998, and was replaced by Mr. Renn Zaphiropoulos in October of 1998. Mr. Walt Skowronski, a Lockheed Martin designated director, resigned from the Board effective as of January 7, 1999. In addition, in connection with the Company's Joint Development Agreement ("JDA") with Kodak, Lockheed Martin agreed with Kodak to vote its shares for the election of a Kodak-designated director. Mr. Jeb S. Hurley, Kodak's designee, resigned from the Board effective March 18, 1999, and Kodak has since indicated to Lockheed Martin that it will not replace Mr. Hurley, but will name an observer to attend the Board of Directors meetings.

  The current Directors of the Company are as follows:

                                                                       Director
   Name                         Age              Position               Since
   ----                         ---              --------              --------
   Arthur E. Johnson........... 52  Chairman of the Board of Directors   1997
   John C. Batterton........... 51  Director and President               1997
   Gary P. Mann................ 53  Director                             1996
   Terry F. Powell............. 53  Director                             1996
   Jeffrey D. MacLauchlan...... 40  Director                             1998
   Renn Zaphiropoulos.......... 72  Director                             1998
   Kenneth R. Ratcliffe........ 52  Director                             1996

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

  John C. Batterton has been a Director, and President, of the Company since April 1, 1997. He also served as Chief Executive Officer of the Company from April 1, 1997 until March 24, 1999. Mr. Batterton previously served as General Manager and Vice President, Operations--Business Imaging Systems Division of Kodak from September 1994 until March 1997. From 1992 to September 1994, he served as Product Line General Manager, Imaging and Data Processing Products, Office Imaging--Business Imaging Systems Division of Kodak. Prior to 1992, Mr. Batterton held various other management positions with Kodak.

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

  Jeffrey D. MacLauchlan has served as Vice President, Finance, Information & Services Sector, Lockheed Martin Corporation, since June 1998. Mr. MacLauchlan also served as Vice President, Business Management, Lockheed Martin Astronautics from 1996 to 1998. From 1995 to 1996, Mr. MacLauchlan served as Controller, Lockheed Martin Astronautics. Mr. MacLauchlan also served as Director of Finance, Martin Marietta Information Systems from 1993 to 1995. From 1991 to 1993, Mr. MacLauchlan served as Controller, Martin Marietta Information Systems.

  Renn Zaphiropoulos served as President and Chief Executive Officer of Versatec, Inc., a company which he co-founded in 1969 and which is now a subsidiary of Xerox Corporation, from 1969 to 1988. Prior to that, he held several positions at Varian Associates from 1956 to 1969. Mr. Zaphiropoulos also serves as a director for Optical Coating Laboratory, Inc. and Osicom Technologies, Inc., as well as for private companies Enfish Technology, Visual Edge, IES, NETsilicon, Inc. and Pacific Access Computer.

  Kenneth R. Ratcliffe has served as a Principal of Ratcliffe Group, a management consulting firm, since March 1998. Prior to that, he was a Principal of Rohner Associates, a management consulting firm, from July 1996 until March 1998. Mr. Ratcliffe has also served as President and Chief Operating Officer of PC Connection, Inc. from 1994 to 1995. From 1987 to 1993, Mr. Ratcliffe served as Vice President, Finance and Operations, Apple Computer. Mr. Ratcliffe also serves as a director of the private companies The Charles Stark Draper Laboratory, Inc. and Mediaflex, Inc..

Executive Officers

  The current Executive Officers of the Company are as follows:

   Name                   Age                     Position
   ----                   ---                     --------
   John P. Brincko....... 56  Chief Executive Officer
   John C. Batterton..... 51  President
   John J. Millerick..... 50  Senior Vice President and Chief Financial Officer

  John P. Brincko was appointed Chief Executive Officer of the Company in March 1999 pursuant to the Company's agreement with Brincko Associates, Inc. Mr. Brincko has served as President and Chief Executive Officer of Brincko Associates, Inc. since 1979. During this time, Mr. Brincko has also served as President and Chief Executive Officer of Mossimo, Inc., and Sun World International, Inc., President and Chief Operating Officer of Barneys New York, and Chief Executive Officer of Knudsen Foods, Inc., Foremost Dairies, Inc., among other senior management positions.

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

  To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 27, 1998, all
Section 16(a) filing requirements applicable to its Directors, Executive Officers and greater-than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

  The following sets forth certain summary compensation information concerning the named Executive Officers for each of the Company's last three fiscal years:

                                                                     Long Term
                                  Annual Compensation           Compensation Awards
                         ------------------------------------- ---------------------
                                                               Number of  Number of
                                                     Other     Securities Securities
                                                     Annual    Underlying Underlying       All
   Name and Principal    Fiscal                   Compensation  Company    Lockheed       Other
      Position(1)         Year   Salary   Bonus    (2)(3)(4)   Options(5) Options(6) Compensation(7)
   ------------------    ------ -------- -------- ------------ ---------- ---------- ---------------
John C. Batterton(1)....  1998  $250,016 $112,500   $ 44,715     70,000       --         $13,838
 President and Chief      1997   186,550      --     743,361    150,000       --           5,477
 Executive Officer        1996       --       --         --         --        --             --

James R. Bell(1)........  1998   186,081      --      72,190        --        --           8,218
 Senior Vice President,   1997   173,381      --      96,227     20,000       --           7,265
 Input Technologies       1996   160,061      --      59,867     50,000     3,000          5,792
 Division

Andreas Bibl(1).........  1998   210,000      --         --      25,000       --             808
 Senior Vice President,   1997   213,462      --         --         --        --           3,254
 Development, President   1996       --       --         --         --        --             --
 Topaz Technologies, Inc

John J. Millerick(1)....  1998   230,100      --     147,386     25,000       --           6,726
 Senior Vice President    1997   231,990      --     149,460     25,000       --           7,187
 and Chief Financial      1996    69,246   25,000     75,449     50,000       --             --
 Officer

--------
(1) Mr. Batterton became an Executive Officer effective April 1, 1997, when he was appointed President and Chief Executive Officer of the Company. Mr. Batterton relinquished the position of Chief Executive Officer as of March 24, 1999, but remains as the Company's President. Mr. Bibl became an Executive Officer effective July 22, 1997. His employment was terminated by the Company effective January 29, 1999. Mr. Bell's employment was terminated effective February 1, 1999. Mr. Millerick became an Executive Officer effective August 12, 1996.

(2) During 1998, certain Executive Officers of the Company received personal benefits from the Company. The cost of the personal benefits provided to Mr. Bibl did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus. The amount reported for Mr. Batterton for 1998 includes $20,382 for tax reimbursement, $23,808 for relocation expenses, and $525 for airline club memberships. The amount reported for Mr. Bell for 1998 includes $70,200 for Lockheed Martin stock option excercises and $1,990 for financial services. The amount reported for Mr. Millerick for 1998 includes $67,089 for tax reimbursement, $78,368 for relocation expenses and $1,929 for financial services and airline club memberships. All payments of perquisites and other personal benefits to the named Executive Officers, including relocation expenses, were made in accordance with the Company's policies and procedures.
(3) During 1997, certain Executive Officers of the Company received personal benefits from the Company. The cost of the personal benefits furnished to Mr. Bibl did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus. The amount reported for Mr. Batterton for 1997 includes $334,947 for tax reimbursement and $394,604 for relocation expenses. The amount reported for Mr. Bell for 1997 includes $95,782 for Lockheed Martin stock option exercises. The amount reported for Mr. Millerick for 1997 includes $66,773 for tax reimbursement and $79,762 for relocation expenses. All payments of perquisites and other personal benefits to the named Executive Officers, including relocation expenses, were made in accordance with the Company's policies and procedures.
(4) During 1996, certain Executive Officers of the Company received personal benefits from the Company. The amount reported for Mr. Bell for 1996 includes $38,820 for a car lease buyout payment and $21,047 for tax reimbursements, financial services, airline club memberships, and health club dues. The amount reported for Mr. Millerick for 1996 includes $30,922 for tax reimbursement and $44,527 for relocation expenses. All payments of perquisites and other personal benefits to the named Executive Officers, including relocation expenses, were made in accordance with the Company's policies and procedures.
(5) The referenced options were granted under the Company's 1996 Stock Option Plan for Key Employees and relate to Common Stock of the Company.
(6) The referenced options for 1996 were granted under the Lockheed Martin Corporation Amended Omnibus Securities Award Plan and relate to shares of common stock of Lockheed Martin.
(7) Amounts for Mr. Bell include the Company's (for 1996, 1997 and 1998) matching contributions under the Lockheed Martin Corporation Salaried Savings Plan (401K Plan) of $5,792, $5,875, and $5,795 and the Company's (for 1997 and 1998) matching contributions under the Lockheed Martin Corporation Salaried Savings Plan Plus (Supplemental 401K Plan) of $1,390 and $2,423. Amounts for Mr. Batterton represent the Company's (for 1997 and 1998) matching contributions under the Lockheed Martin 401K Plan of $5,477 and $8,592 and the Company's (for 1998) matching contribution under the Lockheed Martin Supplemental 401K Plan of $5,246. Amounts reported for Mr. Bibl include the Company's (for 1997 and 1998) matching contributions under the Lockheed Martin (401K) Plan of $7,187, and $6,726. Amounts for John Millerick represent the Company's (for 1997 and 1998) matching contribution under the Lockheed Martin 401K Plan of $7,187 and $6,726.

Option Grants in Last Fiscal Year

  The following sets forth certain information concerning individual grants of stock options during the fiscal year ended December 27, 1998 to each of the Executive Officers, named in the Summary Compensation Table set forth above, by the Company:

                                             Individual Grants By The Company
                         --------------------------------------------------------------------------
                                                                       Potential Realizable Value
                          Number of   % of Total  Exercise               at Assumed Annual Rates
                         Securities    Options     or Base             of Stock Price Appreciation
                         Underlying   Granted to    Price                  for Option Term(3)
                           Options   Employees in ($/Share) Expiration ----------------------------
Name                     Granted (1) Fiscal Year     (2)       Date         5%            10%
----                     ----------- ------------ --------- ---------- ------------- --------------
John C. Batterton.......   70,000         11%      $3.7188    3/1/08   $     163,711 $     414,817
James R. Bell...........      --          --           --        --              --            --
Andreas Bibl............   25,000          4%      $3.7188    3/1/08          58,468       241,140
John J. Millerick.......   25,000          4%      $3.7188    3/1/08          58,468       241,140

--------
(1) The options were granted under the CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees for a term of 10 years, subject to earlier termination in certain events related to termination of employment, and become exercisable 33% per year beginning one year from the date of grant. Options awarded in 1998 expire six months following termination of employment except in instances of death, disability, layoff or retirement. In the event of death, all outstanding options vest immediately and will expire at the end of their remaining term or three years following death, whichever is earlier. In instances of disability, all outstanding options vest immediately and expire on the normal expiration date, ten years following the date of grant. In instances of layoff or early or normal retirement, the terms of all outstanding options that have been outstanding for 18 months or more, or which have already vested, will be unaffected by such layoff or retirement. Options outstanding less than 18 months which have not vested will be forfeited. In the event of a change in control of the Company, the options would vest to the extent not already vested.

(2) All options were granted at fair market value (the last sales price for the Company's Common Stock on the trading day previous to the date of grant as reported by NASDAQ).

(3) The dollar amounts set forth in these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The following sets forth certain information concerning each exercise of stock options during the fiscal year ended December 27, 1998 by each of the Executive Officers, named in the Summary Compensation Table set forth above, and the aggregated fiscal year-end value of the unexercised options of each such Executive Officer:

                                              Number of Securities
                                             Underlying Unexercised     Value of Unexercised
                           Shares            Options At Fiscal Year-   In-the-Money Options at
                          Acquired  Value              End              Fiscal Year-End($)(2)
                             On    Realized ------------------------- -------------------------
Name(1)                   Exercise  ($)(2)  Exercisable Unexercisable Exercisable Unexercisable
-------                   -------- -------- ----------- ------------- ----------- -------------
John C. Batterton.......       0         0    49,900       170,100            0          0
James R. Bell--Company..       0         0    39,900        30,100            0          0
        --Lockheed
        Martin..........   2,700   $70,200     8,222             0     $135,582          0
Andreas Bibl............       0         0         0        25,000            0          0
John J. Millerick.......       0         0    41,600        58,400            0          0

--------
(1) The first line next to each Executive Officer's name indicates options to acquire shares of the Company's Common Stock. The second line, where applicable, indicates options to acquire shares of Common Stock of Lockheed Martin.

(2) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options.

Pension Plan

  The Executive Officers of the Company named in the Summary Compensation Table set forth above, participate in the Lockheed Martin Pension Plan (the "Lockheed Martin Plan") sponsored by Lockheed Martin, which plan covers all of the Company's Executive Officers and substantially all of the salaried employees of the Company on a contributory basis. Set forth below is a pension table, which shows the estimated annual benefits payable upon retirement for specified earnings and years of service under the Lockheed Martin Plan.

   Five Year Average      15 Years   20 Years   25 Years   30 Years   40 Years
   Compensation(1)(2)    of Service of Service of Service of Service of Service
   ------------------    ---------- ---------- ---------- ---------- ----------
    $100,000............   21,915     29,220     36,525     43,830     58,440
     150,000............   33,165     44,220     55,275     66,330     88,440
     200,000............   44,415     59,220     74,025     88,830    118,440
     300,000............   66,915     89,220    111,525    133,830    178,440
     400,000............   89,415    119,220    149,025    178,830    238,440
     500,000............  111,915    149,220    186,525    223,830    298,440

--------

(1) Benefits payable under the Lockheed Martin Program may be limited by
    Section 401(a)(17) and 415 of the Internal Revenue Code. The maximum earnings which may be considered to compute a benefit in accordance with
    Section 401(a)(17) of the Code is $160,000. The maximum annual amount payable under the Lockheed Martin Program as of December 31, 1998 in accordance with Section 415(b) was $130,000 at age 65 for someone born before January 1, 1939.

(2) Amounts listed in the foregoing table are not subject to any deduction for Social Security benefits or other offsets and are computed as single life annuities.

  Mr. Bell participated in the Sanders Plan, which covered him on a contributory basis, during the first six months of 1997. Effective July 1, 1997, the Sanders Plan was amended to become a component plan of the Lockheed Martin Program. Employees retiring prior to June 30, 2002, receive a pension calculated in accordance with the formula used in the Lockheed Martin Program, or if the pension benefit would be greater, in accordance with the formula under the Sanders Plan, whichever is applicable. The pension benefits to be received under the Sanders Plan do not in any situation materially exceed the benefits to be received under the Lockheed Martin Program as provided in the table above.

  As of December 27, 1998, the estimated annual benefits, payable upon retirement at age 65 for the individuals named in the compensation table, based on the continued employment at current compensation, are as follows: Mr. Batterton $54,530; Mr. Bell $48,759; Mr. Bibl $50,168 and Mr. Millerick $53,266. These amounts (as do the amounts shown in the table) include benefits payable under the supplemental plans discussed below. The years of credited service as of December 27, 1998, for Messrs. Batterton, Bell, Bibl and Millerick were 15.02 years, 19.52 years, 16.62 years and 16.02 years, respectively. The calculation of retirement benefits under the Lockheed Martin Program is determined by a formula which takes into account the participant's years of credited service and average compensation for the highest three consecutive years of the last ten years of employment with the Company preceding retirement. (The formula for calculating pension benefits under the Sanders Plan is similar except that average compensation is based on the highest five consecutive years of the last ten years of employment.)

  Average compensation under the Lockheed Martin Program includes the employee's normal rate of pay (without overtime) and bonuses earned under the Company's Management Incentive Compensation Plan and lump sum payments in lieu of salary increase. Normal retirement age is 65, however, benefits are payable as early as age 55 at a reduced amount or without reduction at age 60. Certain employees who retire between age 60 and 62 are eligible for supplemental payments ending at age 62.


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

 Defined Contribution Plans

  Lockheed Martin also sponsors a number of different defined contribution plans which cover virtually all employees of the Company. During 1998, the Lockheed Martin Salaried Savings Plan ("Salaried Savings Plan") covered the named executive officers.

  The Salaried Savings Plan permits eligible employees to make regular savings contributions on a pre-tax or after-tax basis. For the fiscal year ending December 31, 1998, participants could contribute up to 17 percent of their current base salary (maximum of 16 percent on a pre-tax basis) subject to the limitations imposed by the Internal Revenue Code. Participants in the Salaried Savings Plan may direct the investment of employee contributions among eleven different investment options, including unitized funds invested in Lockheed Martin's common stock. All contributions to the Salaried Savings Plan are 100 percent vested.

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

Employment Arrangements

  The Company has entered into employment agreements with each of Messrs. Batterton and Millerick. Pursuant to these agreements, Mr. Batterton receives a base salary of $250,000, and Mr. Millerick a base salary of $230,000. Each is also eligible thereunder for performance bonuses and other standard employee benefits. The employment agreements of Messrs. Batterton and Millerick also provide for relocation payments for temporary lodging, meal allowance, travel, sale of home and associated income taxes, where applicable. Mr. Batterton's agreement covers such expenses incurred during the first 18 months following employment up to a maximum of $100,000, while Mr. Millerick's agreement covers such expenses incurred during the first 42 months following employment up to a maximum of $450,000. Mr. Batterton has also entered into a separate relocation agreement with the Company under which he was paid $540,443, which is to be repaid if he voluntarily leaves the employment of the Company within two years of the payment of the benefit, other than in the event of a "Change of Control" of the Company (as defined below).

  The Company has entered into Change of Control Agreements with Messrs. Batterton, and Millerick. Benefits under these agreements are payable if, within 18 months of a "Change of Control," (1) the officer is involuntarily terminated by the Company or any successor owner (except for terminations for cause), (2) the officer is removed from the position held immediately prior to the change and the effect is a material reduction of status, responsibilities or duties or (3) the officer's base salary at the time of change of control is reduced and the officer terminates his employment within sixty (60) days after his status or pay is reduced.

  These agreements provide for a lump sum payment to each officer of one and one-half years' annual salary for the period immediately prior to the Change of Control, plus an amount equal to one year's bonus award at the officer's target level, less all statutory deductions. In addition, the agreements provide for lump sum payment for any vacation earned but not taken prior to termination of employment, outplacement assistance at a cost to the Company not to exceed $20,000 and up to 18 months' COBRA continuation of the officer's then current medical/dental coverage. In addition, the Company will pay for medical/dental coverage for the officer and his dependents for the first 12 months following the employment termination date or, if earlier, until the officer is eligible for coverage under a health plan of another employer.

  "Change of Control" of the Company is defined as the occurrence of any event, as a result of which, Lockheed Martin, one or more subsidiaries of Lockheed Martin, or a combination thereof ceases to own or control (directly or indirectly) more than 50% of the voting securities of the Company.

  On April 1, 1998, the Company and Mr. Bell entered in a Change of Control Agreement. This Agreement is substantially similar to the Change of Control Agreements discussed above with respect to Messrs. Batterton and Millerick, except that (i) Mr. Bell would also receive an additional payment of $52,600 to compensate him for a resulting anticipated loss of pension earnings, and
(ii) the term "Change in Control" of the Company also included the sale of the input device business. The Company sold the input device business on February 1, 1999. As a result of such sale and pursuant to Mr. Bell's Change of Control Agreement, the Company paid Mr. Bell $421,774 in February 1999.

  The Company has also entered into Termination Agreements with Messrs. Batterton and Millerick. Mr. Batterton's Termination Agreement provides that if he is involuntarily terminated (other than for cause) by the Company prior to April 1, 2000, he will receive a lump sum severance payment equal to 145% of his annualized base salary, a continuation of benefits for one year and payment of out-placement services of up to 10% of his annual base salary. Mr. Millerick's Termination Agreement (which is included in his employment agreement) provides that if he is involuntarily terminated (other than for cause) by the Company prior to August 12, 1999, he will receive a lump sum severance payment equal to 140% of his annualized base salary, a continuation of benefits for one year and payment of out-placement services of up to 10% of his annual base salary.

  On October 26, 1998, Messrs. Batterton and Millerick entered into Retention Agreements with the Company under which they would receive a retention bonus if they remained employed by the Company through the full execution of the Board's approved strategic alternatives for the Company and would also receive incentive payments upon successfully closing acceptable sales of certain of the Company's business units within certain time periods. The retention bonuses for Mr. Batterton and Mr. Millerick are $84,000 and $69,000, respectively. Each received an incentive payment of $25,000 for the sale of the Company's input device business.

  On March 22, 1999, the Company engaged Mr. Brincko as the Chief Executive Officer of the Company pursuant to an agreement between the Company and Brincko Associates, Inc.

  Mr. Bibl's employment was terminated effective January 29, 1999. See "Item
13. Certain Relationships and Related Transactions-Settlement Agreement."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain information with respect to (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the current Directors, (iii) each of the Executive Officers listed in the compensation tables herein, and all current Directors and Executive Officers as a group, including the number of shares of the Company's Common Stock beneficially owned by each of them as of March 31, 1999, is set forth below:

                                                                    Percent of
                                                     Shares of     Outstanding
                                                    Common Stock   Common Stock
                                                    Beneficially   Beneficially
   Name of Individual or Identity of Group(1)          Owned          Owned
   ------------------------------------------       ------------   ------------
   Lockheed Martin Corporation ...................   40,742,957        86.7%
    6801 Rockledge Drive
    Bethesda, MD 20817
   Arthur E. Johnson..............................          --          --
   John C. Batterton..............................      106,500(3)       (4)
   Gary P. Mann...................................          --          --
   Terry F. Powell................................          --          --
   Kenneth R. Ratcliffe...........................          --          --
   Jeffrey D. MacLauchlan.........................          --          --
   James R. Bell(2)...............................       39,900(5)       (4)
   Andreas Bibl(2)................................      500,000         1.1
   John J. Millerick..............................       49,900(6)       (4)
   Renn Zaphiropoulos.............................          --          --
   All Executive Officers and Directors as a Group
    (10 persons)..................................      696,300(7)      1.5

--------
(1) The address for each of the named individuals is c/o CalComp Technology, Inc., 2411 W. La Palma Avenue, Anaheim, California 92801. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

(2) Mr. Bibl's employment was terminated by the Company effective January 29, 1999. Mr. Bell's employment was terminated by the Company effective February 1, 1999.

(3) Includes an aggregate of 106,500 shares which Mr. Batterton has, or will have within 60 days after March 31, 1999, the right to acquire upon exercise of outstanding options.

(4) Less than 1% of the outstanding shares of Common Stock.

(5) Includes an aggregate of 39,900 shares which Mr. Bell has, or will have within 60 days after March 31, 1999, the right to acquire upon exercise of outstanding options.

(6) Includes an aggregate of 49,900 shares which Mr. Millerick has, or will have within 60 days after March 31, 1999, the right to acquire upon exercise of outstanding options.

(7) Includes an aggregate of 196,300 shares which the Executive Officers and Directors as a group have, or will have within 60 days after March 31, 1999, the right to acquire upon exercise of outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  General. Because of Lockheed Martin's beneficial ownership is in excess of 85% of the outstanding shares of the Company's Common Stock, Lockheed Martin is able to elect all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company, including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the incurrence of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities, and the payment of any dividends with respect to the

Common Stock. In addition, Lockheed Martin, by virtue of its controlling ownership, has the power to approve matters submitted to a vote of the Company's stockholders (or by written consent in lieu of a meeting) without the consent of the Company's other stockholders; has the power to prevent a change in control of the Company; and could seek to cause the Company to pay dividends, enter into business or financial transactions with Lockheed Martin, sell assets, or take other actions that might be favorable to Lockheed Martin.

  The Company currently has a Board of Directors consisting of seven members. Four members of the Board are officers, directors or employees of Lockheed Martin. Two members of the Board, Messrs. Ratcliffe and Zaphiropoulos, are neither directors or officers nor employees of Lockheed Martin, nor officers or employees of the Company. One member of the Board, Mr. Batterton, is the President of the Company. Lockheed Martin has agreed with the Company to use its good faith efforts to continue to cause at least two of the members of CalComp's Board of Directors to be independent of Lockheed Martin and the Company. Subject to this agreement, Lockheed Martin has the ability to change the size and composition of the Company's Board of Directors and committees of the Board.

  Revolving Credit Agreement. The Company and Lockheed Martin entered into a revolving credit agreement (the "Revolving Credit Agreement") pursuant to which Lockheed Martin agreed to provide, from time to time, financing for repayment of specified indebtedness and general corporate purposes, including, without limitation, financing the working capital needs of the Company and its subsidiaries. The Revolving Credit Agreement had a term of two years from the date of its execution, but could be terminated (or could have the maximum borrowing limit reduced) after the first anniversary of the July 23, 1996 effective date of the Revolving Credit Agreement, at the Company's or Lockheed Martin's option, upon at least 120 days' prior written notice of termination, which notice could be given not more than 120 days prior to the first anniversary. The Company and Lockheed Martin amended the Revolving Credit Agreement to increase the aggregate amount of borrowings available to the Company under the existing credit line from $33 million to $73 million, to extend the maturity date to January 31, 1999, to eliminate the requirement for compliance with certain financial ratio covenants, to eliminate the right of Lockheed Martin to cancel the agreement upon 120 days prior written notice, and to remove the security interest of Lockheed Martin in the assets of the Company. In July 1998, in connection with the Debt Exchange, the Revolving Credit Agreement was further amended to reduce the amount of borrowing available to the Company under that agreement from $73 million to $13 million. There was no required prepayment or scheduled reduction of availability of loans under the Revolving Credit Agreement, as amended (the "Amended Revolving Credit Agreement").

  Loans outstanding under the Amended Revolving Credit Agreement, as amended, bear interest, at the Company's option, either at (i) a rate per annum equal to the higher of the Federal Funds rate plus 0.5% or the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York in New York as its "prime" rate or (ii) LIBOR plus 2.0%. In addition, the Company is required to pay Lockheed Martin a commitment fee equal to 0.45% per annum on the amount of the available but unused commitment under the Revolving Credit Agreement. During 1998, the Company paid Lockheed Martin an aggregate of $3.3 million in interest and loan fees to Lockheed Martin.

  The Amended Revolving Credit Agreement imposed certain negative and affirmative covenants on the Company which limited the Company's ability to incur indebtedness, to pay dividends, or to undertake certain corporate actions (mergers, consolidations, etc.) without the prior approval of Lockheed Martin. The Amended Revolving Credit Agreement also set forth certain events of default. The events of default included, without limitation: (i) failure to pay interest or principal when due, (ii) material breach of any representation or warranty, (iii) failure to perform certain covenants, (iv) failure to pay other indebtedness when due or breach of any other term contained in other agreements or instruments relating to other indebtedness, (v) commencement of bankruptcy or reorganization proceedings, (vi) an event of default under the Cash Management Facility (described below) or (vii) the occurrence of certain events the result of which could reasonably be expected to have a Material Adverse Effect. In the case of an Event of Default, Lockheed Martin could, by notice in writing to the Company, terminate the Amended Revolving Credit Agreement and demand payment of amounts owing thereunder.

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

  Cash Management Agreement. The Company and Lockheed Martin entered into a cash management agreement (the "Cash Management Agreement") pursuant to which Lockheed Martin provides cash advances to the Company. The term of the Cash Management Agreement, as amended, extends from the date of its execution through January 31, 1999. In accordance with the terms of the Cash Management Agreement, excess cash balances of the Company will first be deemed to be a repayment of outstanding principal indebtedness under the Amended Revolving Credit Agreement, with any excess being applied against advances or held as an investment by Lockheed Martin on an overnight basis. The aggregate principal amounts of cash invested with Lockheed Martin will bear interest at a rate per annum equal to the Federal Funds Rate as in effect from time to time. Cash shortfalls, up to $2 million, will be funded by Lockheed Martin on an overnight basis, and will bear interest at a rate per annum equal to the Federal Funds Rate as in effect from time to time. In August, September, and November 1998, the Cash Management Agreement was amended ultimately increasing the amount of borrowing available to the Company from $2 million to $30 million under the Cash Management Agreement. Pursuant to the terms of the Cash Management Agreement, Lockheed Martin will have the right to set off, appropriate and apply against any and all cash transferred from the Company to Lockheed Martin under the Cash Management Agreement and any and all credits, indebtedness or claims at any time held or owing by Lockheed Martin to or for the credit or account of the Company.

  Secured Demand Loan. The Secured Demand Loan provides for Lockheed Martin to make loans to the Company from time to time in an aggregate Maximum Available Amount, specified by Lockheed Martin, which may be increased by Lockheed Martin, in its sole and absolute discretion, upon requests for borrowing which are in conformity with the cash requirements set forth in the Plan for Orderly Shutdown. The Maximum Available Amount is subject to a Maximum Available Amount Ceiling of $51 million, an amount based on the Company's initial estimate of loan proceeds needed to fully fund the Plan for Orderly Shutdown. The Maximum Available Amount, initially was set at $11 million. At March 31, 1999, the Maximum Available Amount had been increased to $15.7 million. Lockheed Martin has the right to accept or reject, in whole or in part, any request for borrowing based on its determination, in its sole discretion, as to whether the Company is complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown. Loans under the Secured Demand Loan are to be repaid at the earlier to occur of (i) the business day following written demand by Lockheed Martin or (ii) the Termination Date. "Termination Date" is defined as the earlier of July 15, 1999 and the date on which Lockheed Martin notifies the Company of termination based on (x) Lockheed Martin's determination that the Company is not reasonably complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown, which determination may be made in the sole and absolute discretion of Lockheed Martin, (y) the occurrence of a bankruptcy event (as defined in the Secured Demand Loan), or (z) the breach by the Company of the Secured Demand Loan or the accompanying Security Agreement. Under the Security Agreement, the Company granted to Lockheed Martin a security interest in all of the assets of the Company securing the obligations of the Company to Lockheed Martin under the Secured Demand Loan. The Secured Demand Loan also provides for certain other obligations of the Company, including covenants of the Company with respect to periodic notices, reports and forecasts relating to the Plan for Orderly Shutdown.

  The Secured Demand Loan also requires the Company to retain an independent third-party liquidation specialist, acceptable to Lockheed Martin to review, validate and, to the extent deemed necessary by Lockheed Martin in its sole and absolute discretion, implement the Plan for Orderly Shutdown. In March 1999, Brincko Associates, Inc. was retained as the liquidation specialist approved by Lockheed Martin, and Mr. John P. Brincko was appointed the Chief Executive Officer of the Company. After his appointment, the Company conducted an updated and more detailed analysis of the amount of loan proceeds needed to fund the Plan for Orderly Shutdown, the Company revised its estimated funding needs under the plan to an amount approximating $65 million.

  As noted above, the Company's latest estimate of funding needed to complete the Plan for Orderly Shutdown indicates estimated liabilities to be $14 million in excess of amounts expected from asset sales proceeds and the maximum available under the Secured Demand Loan. As part of its review of the Company's funding requirements under the Plan for Orderly Shutdown, Lockheed Martin has agreed to consider increasing the Maximum Available Amount Ceiling, but there can be no assurance that such increase will be granted or that Lockheed Martin will authorize the disbursement of all funds potentially available under the Secured Demand Loan. Additionally, there can be no assurance that the Company will be able to settle with its creditors at amounts estimated in the Plan for Orderly Shutdown, that estimated cash inflows from asset sales will occur, or that actual net cash funding requirements will not exceed current estimates for any other reason. Accordingly, there is substantial uncertainty as to whether the Company will be able to complete the Plan for Orderly Shutdown as originally envisioned. If the Company is unable to obtain sufficient funds to complete the Plan for Orderly Shutdown from asset sales proceeds and the Secured Demand Loan or it is unable to reach reasonable settlements with all of its creditors, the Company may be forced to seek protection from creditors under Federal Bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In the event of an insolvency proceeding, claims of secured creditors, such as Lockheed Martin, may not be able to be repaid in full and unsecured creditors may receive little, if anything, for their claims. In any circumstance, holders of the Company's common stock are not expected to receive any distributions of funds or assets and the Plan for Orderly Shutdown does not contemplate any such distributions.

  BAI Agreement. Pursuant to the Secured Demand Loan, the Company retained Brincko Associates Inc. ("BAI") to serve as liquidation specialist and formally entered into an agreement with BAI effective March 22, 1999. The BAI agreement provides for the appointment of John P. Brincko, a principal of BAI, as the Company's Chief Executive Officer.

  Services Agreement. In connection with the Exchange, the Company and Lockheed Martin also entered into a services agreement ("Services Agreement") with respect to the services to be provided by Lockheed Martin. The Services Agreement provides that Lockheed Martin will furnish to the Company a package of services in exchange for a services fee, which will be determined by Lockheed Martin recognizing to the extent practicable, (i) Lockheed Martin's percentage ownership of the Company, (ii) the Company's requirements for certain services for which CalComp Inc. or the Company was previously charged by Lockheed Martin or other third parties and (iii) costs of obtaining services from third parties that previously were provided to CalComp Inc. by Lockheed Martin. The Services Agreement will expire two years after the date of its execution, but may be terminated by Lockheed Martin, at its option, upon not less than 90 days' prior written notice to the Company, provided that Lockheed Martin no longer owns Common Stock representing more than 50% of all of the issued and outstanding Common Stock of the Company. The Company may terminate the Services Agreement by providing not less than 90 days prior written notice to Lockheed Martin at any time that Lockheed Martin owns less than 25% of all of the issued and outstanding Common Stock of the Company. Consistent with past practices, the method used to determine amounts to be charged the Company will be in accordance with the requirements of Cost Accounting Standard 9904.403 ("CAS 403") "Allocation of Home Office Expenses to Segments." CAS 403 establishes the formulas and criteria for the allocation of home office expenses to organizational segments and is promulgated by the Cost Accounting Standards Board and used by contractors to the United States Government. Lockheed Martin's allocations are reviewed for compliance with the promulgated standards by the Department of Defense. In fiscal 1998, Lockheed Martin billed the Company approximately $3.2 million under the Services Agreement.

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

  In addition to the service agreement fees, the Company has entered into various support agreements with Lockheed Martin to provide, among other things, that Lockheed Martin undertake to provide certain services for and at the request of the Company including, but not limited to, administration of the pension and savings plan, legal and other general administrative services and group medical, liability and workers' compensation insurance. Expenses are allocated to the Company based on actual amounts incurred on behalf of the Company plus estimated overhead related to such amounts. Amounts billed to the Company were $4.3 million in 1998. Such amounts are allocated to various cost elements in the financial statements based on relevant factors which include headcount and square footage.

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

  Settlement Agreement. In connection with the cessation of the Topaz operations, Mr. Bibl's employment with the Company was terminated effective January 29, 1999. Pursuant to a Settlement Agreement between the Company and Mr. Bibl dated April 9, 1999 (the "Settlement Agreement") the Company and Mr. Bibl agreed to a mutual release of claims, and the Company agreed to pay Mr. Bibl an aggregate of $220,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements.

      The following consolidated financial statements of the Company and the report of independent auditors are on pages 19 through 35 hereof:

              Report of Independent Auditors

              Consolidated Statement of Net Liabilities in Liquidation-- December 27, 1998

              Consolidated Statement of Operations--Year ended December 27,
              1998

              Consolidated Statement of Stockholders' Equity--Year ended December 27, 1998

              Consolidated Statement of Cash Flows--Year ended December 27,
              1998

              Notes to Consolidated Financial Statements

  All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

    (2) List of Exhibits.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
   2     Plan of Reorganization and Agreement for the Exchange of Stock of
          CalComp Inc. for Stock of Summagraphics Corporation by and among
          Lockheed Martin Corporation, a Maryland corporation, CalComp Inc., a
          California corporation, and Summagraphics Corporation, a Delaware corporation, as amended (filed as Exhibit 2 to the Company's Form 10-
          K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

  3.1    Fourth Amended and Restated Certificate of Incorporation of the
          Company (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

  3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference).

  3.3    Certificate of Amendment of Fourth Amended and Restated Certificate of
          Incorporation of the Company, filed on July 8, 1998 (filed as Exhibit
          3.1 to the Company's Form 10-Q for the quarter ended September 27, 1998, and is incorporated herein by reference).

  3.4    Certificate of Designation of Series A Cumulative Redeemable Preferred
          Stock of the Company, filed on July 15, 1998 (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 27, 1998, and is incorporated herein by reference).

 10.1    Registration Rights Agreement dated as of July 23, 1996 between the
          Company and Lockheed Martin Corporation (filed as Exhibit 10.1 to the
          Company's Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference).

 10.2    Intercompany Services Agreement dated as of July 23, 1996 between the
          Company and Lockheed Martin Corporation (filed as Exhibit 10.2 to the
          Company's Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.3    Cash Management Agreement dated as of July 23, 1996 between the
          Company and Lockheed Martin Corporation (filed as Exhibit 10.3 to the
          Company's Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference).

 10.4 Tax Sharing Agreement dated as of July 23, 1996 between the Company and Lockheed Martin Corporation (filed as Exhibit 10.4 to the
          Company's Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference).

 10.5    Amended and Restated Revolving Credit Agreement dated as of December
          20, 1996 between the Company and Lockheed Martin Corporation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated
          December 20, 1996, and incorporated herein by reference).

 10.6    Corporate Agreement dated as of July 23, 1996 between the Company and
          Lockheed Martin Corporation (filed as Exhibit 10.6 to the Company's
          Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference).

 10.7    CalComp Technology, Inc. 1996 Stock Option Plan for Key Employees
          (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference).

 10.8    Intentionally Omitted.

 10.9    Employment Offer and Agreement between the Company and John J.
          Millerick dated July 12, 1996, as amended through July 31, 1998,
          (filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended September 27, 1998, and incorporated herein by reference).

 10.10 Change of Control Termination Benefit Agreement between the Company and John J. Millerick dated December 13, 1996 (filed as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended December 29, 1996 and incorporated herein by reference).

 10.11   Intentionally Omitted.

 10.12   Termination Agreement between the Company and John C. Batterton dated
          March 7, 1997, (filed as Exhibit 10.23 to the Company's Form 10-Q for the quarter ended March 30, 1997, and incorporated herein by reference).

 10.13   Change of Control Termination Agreement between the Company and John
          C. Batterton dated March 7, 1997, (filed as Exhibit 10.24 to the
          Company's Form 10-Q for the quarter ended March 30, 1997, and incorporated herein by reference).

 10.14   Headquarters Lease Agreement dated as of June 24, 1997, between the
          Company and Lincoln--RECP Anaheim, OPCO, LLC (filed as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 29, 1997, and incorporated herein by reference).

 10.15 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 4, 1997, between the Company and Lincoln Property Company,
          N.C. Inc. (filed as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 29, 1997, and incorporated herein by reference).

 10.16 1997 Second Amendment to 1994 Addendum to Joint Venture Relationships between CalComp Inc., Nippon Steel Corporation, Sumitomo Corporation and NS CalComp Corp., dated September 10, 1997 (filed as Exhibit
          10.29 to the Company's Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference).

 10.17   Relocation Agreement for John C. Batterton, dated September 16, 1997
          (filed as Exhibit 10.30 to the Company's Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference).

 10.18 Change of Control Termination Benefit Agreement between the Company and James R. Bell dated April 1, 1998 (filed as Exhibit 10.33 to the
          Company's Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 10.19 Patent License and Joint Development Agreement dated March 29, 1998, between the Company and Eastman Kodak Co. (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.20   Warrant to Purchase Common Stock of the Company issued to Eastman
          Kodak Co., March 29, 1998 (filed as Exhibit 10.35 to the Company's
          Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 10.21   Agreement Regarding Election of Directors between Lockheed Martin
          Corporation and Eastman Kodak Co., dated March 29, 1998 (filed as
          Exhibit 10.36 to the Company's Form 10-K for the year ended December
          28, 1997, and incorporated herein by reference).

 10.22   Amendment No. 1, dated March 20, 1998, to Amended and Restated
          Revolving Credit Agreement between the Company and Lockheed Martin
          Corporation (filed as Exhibit 10.37 to the Company's Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 10.23   Amendment Nos. 1-3 dated March 20, 1998, August 24, 1998 and September
          25, 1998, respectively, to Cash Management Agreement by and between the Company and Lockheed Martin Corporation dated as of July 23, 1996
          (filed as Exhibit 10.43 to the Company's Form 10-Q for the quarter ended September 27, 1998, and is incorporated herein by reference).

 10.24 CalComp Technology, Inc. 1998 Management Incentive Compensation plan, approved January 27, 1998 (filed as Exhibit 10.39 to the Company's
          Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 10.25   CalComp Technology, Inc. 1998 Deferred Management Incentive
          Compensation Plan, approved January 27, 1998 (filed as Exhibit 10.40 to the Company's Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 10.26 Waiver of Rights, dated April 1, 1998, by Lockheed Martin Corporation, under Amended And Restated Revolving Credit Agreement between the
          Company and Lockheed Martin Corporation (filed as Exhibit 10.41 to the Company's Form 10-K for the year ended December 28, 1997, and incorporated herein by reference).

 10.27   Intentionally Omitted.

 10.28 Exchange Agreement entered into as of July 15, 1998, by and between the Company and Lockheed Martin Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q for the quarter ended September 27, 1998, and incorporated herein by reference).

 10.29   Letter Agreement dated January 14, 1999 by and among the Company,
          CalComp, Inc. and Lockheed Martin Corporation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference).

 10.30   Secured Demand Loan Facility dated January 14, 1999 by and among the
          Company, CalComp, Inc. and Lockheed Martin Corporation (filed as
          Exhibit 99.2 to the Company's Current Report on Form 8-K dated
          January 14, 1999 and incorporated herein by reference).

 10.31   Security Agreement dated January 14, 1999 by and among the Company,
          CalComp, Inc. and Lockheed Martin Corporation (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 14, 1999 and incorporated herein by reference).

 10.32   Retention Agreement dated October 26, 1998 between the Company and
          John C. Batterton (filed herewith).

 10.33   Retention Agreement dated October 26, 1998 between the Company and
          John J. Millerick (filed herewith).

 21      Subsidiaries (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 29, 1996 and incorporated herein by reference).

 23      Consent of Independent Auditors

 27      Financial Data Schedule

                              REPORTS ON FORM 8-K

  Reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended December 27, 1998 were as follows:

    Form 8-K dated September 25, 1998, filed on October 1, 1998, reporting under Item 5 the Company's Amendment to the Cash Management Agreement with Lockheed Martin Corporation.

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

April 12, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of CalComp Technology, Inc. and in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ John C. Batteron         President and a Director      April 12, 1999
____________________________________
         John C. Batterton

        /s/ John P. Brincko          Chief Executive Officer       April 12, 1999
____________________________________  (Principal Executive
          John P. Brincko             Officer)

       /s/ John J. Millerick         Senior Vice President and     April 12, 1999
____________________________________  Chief Financial Officer
         John J. Millerick            (Principal Financial and
                                      Accounting Officer)

       /s/ Arthur E. Johnson         Chairman of the Board of      April 12, 1999
____________________________________  Directors
         Arthur E. Johnson

          /s/ Gary P. Mann           Director                      April 12, 1999
____________________________________
            Gary P. Mann

        /s/ Terry F. Powell          Director                      April 12, 1999
____________________________________
          Terry F. Powell

     /s/ Jeffrey D. MacLauchlan      Director                      April 12, 1999
____________________________________
       Jeffrey D. MacLauchlan

      /s/ Kenneth R. Ratcliffe       Director                      April 12, 1999
____________________________________
        Kenneth R. Ratcliffe

       /s/ Renn Zaphiropoulos        Director                      April 12, 1999
____________________________________
         Renn Zaphiropoulos