Form 10-Q
period 1999-03-28
CALCOMP TECHNOLOGY INC
filed 1999-05-14
CIK 818470

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

  For the quarterly period ended March 28, 1999

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

                    Common Stock, Par Value $.01 Per Share

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

    The number of shares of Common Stock outstanding as of April 30, 1999:
                                  47,120,650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    Item 1.    Financial Statements
               Consolidated Statements of Net Liabilities in Liquidation
                as of March 28, 1999 (Unaudited) and December 27, 1998....     3
               Unaudited Consolidated Statement of Changes in Net
                Liabilities in Liquidation for the three months ended
                March 28, 1999............................................     4
               Notes to Unaudited Consolidated Financial Statements.......     5

    Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    12

 PART II. OTHER INFORMATION

    Item 1.    Legal Proceedings..........................................    14
    Item 6.    Exhibits and Reports on Form 8-K...........................    14
    Signatures.............................................................   15

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

           CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION

                (In thousands, except share and per share data)

                                                        March 28,    December
                        ASSETS                            1999       27, 1998
                        ------                         -----------  ----------
                                                       (Unaudited)
Cash.................................................. $    9,453   $    3,280
Accounts receivable...................................      2,577        7,775
Inventories...........................................      1,165        5,966
Prepaid expenses and other assets.....................        977        1,033
Net assets held for sale..............................         --        1,430
Property, plant and equipment.........................      2,355        2,455
                                                       ----------   ----------
  Total assets........................................     16,527       21,939
                                                       ----------   ----------

                     LIABILITIES
                     -----------
Accounts payable......................................      8,775       12,308
Accrued salaries and related expenditures.............     16,707       20,697
Operating expenses during liquidation period..........     14,314       21,647
Commitment cancellation costs.........................      5,895       15,433
Secured demand loan with Lockheed Martin..............     15,716           --
Net service liabilities held for sale.................      3,966           --
Other liabilities.....................................     16,154       16,854
                                                       ----------   ----------
  Total liabilities...................................     81,527       86,939
                                                       ----------   ----------
Net liabilities in liquidation........................ $  (65,000)  $  (65,000)
                                                       ==========   ==========
Contingencies (Note 2)
Number of common shares outstanding................... 47,120,650   47,120,650
                                                       ==========   ==========
Net liabilities in liquidation per share.............. $    (1.38)  $    (1.38)
                                                       ==========   ==========



     See accompanying notes to unaudited consolidated financial statements.

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

 UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                   For the Three Months Ended March 28, 1999
                                 (In thousands)

Net liabilities in liquidation, December 27, 1998................... $(65,000)
Net changes in estimated fair values and settlement amounts for
 assets and liabilities.............................................      --
                                                                     --------
Net liabilities in liquidation, March 28, 1999...................... $(65,000)
                                                                     ========





     See accompanying notes to unaudited consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

  In the fourth quarter of 1997, the Company completed the development of a new line of wide-format digital printers based on its proprietary piezo inkjet technology obtained through the acquisition of Topaz Technologies, Inc. ("Topaz") in 1996. This new line of printers was marketed under the "CrystalJetTM" name and targeted at the graphic arts industry. The Company began shipping the initial market development and demonstration units of these printers in the first quarter of 1998. Although volume shipments to customers of CrystalJet products commenced in the second quarter and increased during the remainder of the fiscal year, the projected profitability of the CrystalJet products was dependent on achieving greater production volumes and wider market acceptance than could reasonably be anticipated to occur in the near term and would have required substantial infusions of new capital which the Company was unable to obtain. Although the new CrystalJet technology proved viable, the Company believes that production delays, technical difficulties in the manufacturing processes and a failure to gain timely market acceptance resulted in continuing operating losses and negative cash flow, which materially and adversely affected the Company's business plan for the CrystalJet technology and in significant part, resulted in the Company's liquidity crisis discussed further below.

  In a letter dated December 23, 1998, Lockheed Martin Corporation ("Lockheed Martin") notified the Company that it would not increase the Company's credit availability, needed to fund the Company's current operations, beyond the $43 million then available under the Company's Revolving Credit Agreement and related Cash Management Agreement (collectively, the "Credit Agreements") with Lockheed Martin. At such date, the Company anticipated that, to fund operating requirements, it would require the $4.9 million remaining under the Credit Agreements in January 1999. On December 28, 1998, the Company indicated its intent to accept Lockheed Martin's proposal to fund a non-bankruptcy orderly shut-down of the Company's operations in accordance with a plan to be proposed by the Company. On January 14, 1999, the Company's directors approved and submitted the Company's plan ("Plan for Orderly Shutdown") to Lockheed Martin for their review and approval. As a result of this liquidity crisis and after considering its lack of strategic alternatives, in particular, given the Company's inability to obtain funding from sources other than Lockheed Martin, on January 15, 1999, the Company announced that it would commence an orderly shutdown of its operations. Under the Plan for Orderly Shutdown approved by the Company's Board of Directors, the Company completed a Secured Demand Loan Facility ("Secured Demand Loan") with Lockheed Martin, pursuant to which Lockheed Martin agreed to provide, subject to the terms and conditions set forth in such facility, funding to the Company in addition to the $43 million available under the Credit Agreements. The Secured Demand Loan would provide funds to assist the Company in the non-bankruptcy shutdown of its operations pursuant to the Plan for Orderly Shutdown. In addition, Lockheed Martin agreed to forebear from exercising its rights and remedies to collect amounts

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding under the Credit Agreements until the Secured Demand Loan is terminated. In connection with the Plan for Orderly Shutdown, it was anticipated that the Company would cause the dissolution, merger or consolidation of its subsidiaries with the Company, and that the Company, itself, would then proceed with its own formal winding up and dissolution. On April 29, 1999, the Company's Board of Directors (a) authorized the merger with and into CalComp Technology, Inc. of all the Company's subsidiaries organized under the laws of any state of the United States and (b) approved and adopted the Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation and Dissolution"). Lockheed Martin, as holder of a majority of the outstanding shares of Common Stock and holder of all of the outstanding shares of Preferred Stock, executed a written consent on May 12, 1999 approving the Plan of Liquidation and Dissolution. The Company expects to file a draft Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 concerning the approval of the Plan of Liquidation and Dissolution with the Securities and Exchange Commission in the immediate future. The Plan of Liquidation and Dissolution will not become effective until at least (20) days after mailing of a final Information Statement to holders of the Company's common stock.

  Pursuant to the Plan of Liquidation and Dissolution, the Company will be liquidated by (i) the sale (or sales) of substantially all of its remaining assets, including its CrystalJet assets, and (ii) after payment of all the claims, obligations and expenses owing to the Company's creditors, by cash and in-kind distributions (if any) to the holder of the Preferred Stock (up to the $60.0 million, plus accrued and unpaid dividends, aggregate liquidation preference of the Preferred Stock), with the remainder (if any) to holders of the Common Stock on a pro rata basis, and, if deemed necessary, appropriate or desirable by the Board of Directors, by distributions of its assets and funds from time to time to one or more liquidating trusts established for the benefit of stockholders (subject to the claims of creditors), or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of stockholders (subject to the claims of creditors). Based on the anticipated value of the Company's assets and the amounts owed to creditors of the Company, the Company does not believe it will have any funds or assets remaining to make distributions to either preferred or common stockholders. Therefore, it is highly unlikely that any distributions will be made to stockholders.

  Since the announcement of the Plan for Orderly Shutdown, the Company has ceased all manufacturing, sales and marketing activities and scaled back operations to a level designed to allow the Company to sell or liquidate its assets in a manner that takes into account the interests of the Company's stockholders, creditors, employees, customers and suppliers. To date, the Company has consummated or entered into letters of intent for the sales of substantially all of its non-CrystalJet assets. However, no assurances can be given that pending transactions will be consummated. Additionally, pursuant to the Plan for Orderly Shutdown, the Company has issued notices to its domestic employees under the Worker Adjustment and Retraining Notification Act (W.A.R.N.) and, as of April 30 1999, has terminated 433 employees, or 84% of the Company's domestic workforce. Non-U.S. employees have also been terminated or notified of their scheduled termination under applicable foreign laws. Certain of the Company's sales and service personnel, pending sales of specified assets, and an administrative team (including a newly appointed Chief Executive Officer) will wind up the operations of the Company through the shutdown process which is expected to be substantially completed by July 1999. The Company anticipates that it will be able to negotiate reasonable settlement amounts with its non-affiliated creditors but the Company's ability to make payments on the agreed settlement amounts will depend on receiving sufficient cash from the sale of its assets and securing additional funding sufficient for the Plan for Orderly Shutdown.

  The Secured Demand Loan provides for Lockheed Martin to make loans to the Company from time to time up to an aggregate maximum available amount (the "Maximum Available Amount"), specified by Lockheed Martin, which may be increased by Lockheed Martin, in its sole and absolute discretion, upon requests for borrowing that are in conformity with the cash requirements set forth in the Plan for Orderly Shutdown. The Maximum Available Amount is subject to a ceiling ("Maximum Available Amount Ceiling") of $51 million, an

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount based on the Company's initial estimate of loan proceeds needed to fully fund the Plan for Orderly Shutdown. The Maximum Available Amount, initially, was set at $11 million. At April 30, 1999, the Maximum Available Amount had been increased to $20.1 million. Lockheed Martin has the right to accept or reject, in whole or in part, any request for borrowing based on its determination, in its sole discretion, as to whether the Company is complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown. Loans under the Secured Demand Loan are to be repaid at the earlier to occur of (i) the business day following written demand by Lockheed Martin or (ii) the Termination Date. The "Termination Date" is defined as the earlier of July 15, 1999, or the date on which Lockheed Martin notifies the Company of termination based on (x) Lockheed Martin's determination that the Company is not reasonably complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown, which determination may be made in the sole and absolute discretion of Lockheed Martin, (y) the occurrence of a bankruptcy event (as defined in the Secured Demand Loan), or (z) the breach by the Company of the Secured Demand Loan or the accompanying Security Agreement. Under the Security Agreement, the Company granted to Lockheed Martin a security interest in all of the assets of the Company and its principal domestic subsidiaries to secure the obligations owing to Lockheed Martin under the Secured Demand Loan. The Secured Demand Loan also provides for certain other obligations of the Company, including covenants of the Company with respect to periodic notices, reports and forecasts relating to the Plan for Orderly Shutdown.

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

  As noted above, the Company's latest estimate of funding needed to complete the Plan for Orderly Shutdown indicates estimated liabilities to be $14 million in excess of amounts expected from asset sales proceeds and the maximum available under the Secured Demand Loan. As part of its review of the Company's funding requirements under the Plan for Orderly Shutdown, Lockheed Martin has agreed to consider increasing the Maximum Available Amount Ceiling, but there can be no assurance that such increase will be granted or that Lockheed Martin will authorize the disbursement of all funds potentially available under the Secured Demand Loan. Additionally, there can be no assurance that the Company will be able to settle with its creditors at amounts estimated in the Plan for Orderly Shutdown, that estimated cash inflows from asset sales will occur, or that actual net cash funding requirements will not exceed current estimates for any other reason. Accordingly, there is substantial uncertainty as to whether the Company will be able to complete the Plan for Orderly Shutdown as originally envisioned. If the Company is unable to obtain sufficient funds to complete the Plan for Orderly Shutdown from asset sales proceeds and the Secured Demand Loan or it is unable to reach acceptable settlements with all of its creditors, the Company may be forced to seek protection from creditors under Federal Bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In the event of a bankruptcy or insolvency proceeding, claims of secured creditors, such as Lockheed Martin, may not be able to be repaid in full and unsecured creditors may receive little, if anything, for their claims. In any circumstance, it is highly unlikely the holders of the Company's preferred and common stock will receive any distributions of funds or assets, and the Plan for Orderly Shutdown nor the Plan of Liquidation and Dissolution contemplates any such distributions.

  On January 27, 1999, the Company's Common Stock was delisted from the Nasdaq National Market System due to the Company's failure to maintain certain listing requirements. At the present time, the Company's

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock continues to trade on the over-the-counter bulletin board market maintained by Nasdaq. It is expected that the Company's Common Stock will be deregistered under Rule 12g-4 of the Securities Exchange Act of 1934 in connection with the Company's Plan of Liquidation and Dissolution.

 Liquidation Basis of Accounting

  As a result of the Board of Directors approving the Plan for Orderly Shutdown, the accompanying consolidated financial statements have been presented based on the liquidation basis of accounting to provide more relevant information.

  The liquidation basis of accounting requires that assets and liabilities be stated at estimated fair value. Accordingly, the statements of net liabilities in liquidation reflects assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities are recognized in the period in which such refinements are known.

  The Company established the carrying values for its assets and liabilities as reflected in the consolidated statement of net liabilities in liquidation as of December 27, 1998, using estimates of the fair values of assets and settlement amounts of liabilities developed in March 1999 giving consideration to all information available at that time. The Company believes there is insufficient additional information presently available to determine whether a change to its estimate of the deficiency in the fair value of its assets as compared to the estimated settlement amounts for its liabilities is necessary. Accordingly, no refinement to this estimate was made in preparing the consolidated statement of net liabilities in liquidation as of March 28, 1999.

 Organization and Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated net liabilities in liquidation as of March 28, 1999. Certain information and footnote disclosures normally included in financial statements prepared on the liquidation basis of accounting have been condensed or omitted in accordance with principles for interim period financial reporting on Form 10-Q, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities Exchange Commission on Form 10-K for the year ended December 27, 1998.

  The Company is an 86.7% owned subsidiary of Lockheed Martin. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. CONTINGENCIES

 Legal

  A complaint was filed on October 14, 1997, by Wacom Co., Ltd. and Wacom Technology Corp. ("Wacom"), against CalComp Inc., a wholly-owned subsidiary of the Company ("CalComp"), in the U.S. District Court for the Central District of California. The complaint alleged, among other things, that CalComp's sale of ULTRASLATE digitizer tablets infringes three patents and infringes Wacom's common law trademark, ULTRAPEN. Wacom's request for a preliminary injunction concerning infringement of two of the three patents was denied by the Court on February 12, 1998. Wacom was seeking damages and permanent injunctive relief with respect to alleged infringement of the three patents, pre-judgment interest and, among other things, requested an award of its attorneys' fees and costs.

  Pursuant to a Settlement Agreement and Mutual Release dated effective as of April 21, 1999, by and among Wacom, Wacom Co., Ltd. and CalComp, CalComp paid $100,000 to Wacom, and CalComp acknowledged the validity, enforceability, and the infringement of the subject patents and the trademark.

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

  On April 20, 1999, Xaar's motion to amend the complaint to add Lockheed Martin as a party was granted.

  In a separate action, on July 6, 1998, Xaar filed suit in the English High Court of Justice ("High Court") in London alleging that the Defendants and CalComp Ltd., a U.K. subsidiary of CalComp Inc., have infringed or caused, enabled, or assisted others to infringe, European patent (UK) number EP 0 277 703 ("703 Patent"), which covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus, as a result of sales of the Company's CrystalJet printers in the U.K. The complaint seeks an injunction and damages or profits resulting from the alleged infringement and, among other things, interest on any sums due Xaar and an award of its costs. The Company has reviewed the patent in suit, believes that the Company will prevail over Xaar's claims in this suit and that the Company's sale of CrystalJet printers in the U.K. does not infringe any valid claims of this patent. The Company has also counterclaimed for an order revoking the "703 Patent. The Company intends to defend itself against all claims made and to pursue its counterclaim for the revocation of the "703 Patent.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  On September 7, 1998, the Company, CalComp Inc. and CalComp Ltd., filed an action in the High Court to revoke Xaar's European Patent (UK) number EP 0 278 590 (the "590 Patent") which also covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus and which involves technology similar to that in the "703 Patent.

  In March 1999, QRS 10-12 (TX), Inc. and QRS 11-5 (TX), Inc., the landlords under the lease for the Company's former Austin, Texas headquarters (collectively, "Landlord"), filed suit against the Company in the U.S. District Court for the Southern District Court of New York claiming damages equal to the present value of rent due for the remaining term of the lease. The Company had ceased paying rent in January 1999. The Company has moved to change the jurisdiction and venue of the case to Texas where it intends to defend itself against the Landlord's claims.

  In a separate action, on April 30, 1999, the Landlord filed suit against the Company in the Court of Chancery of the State of Delaware (the "Delaware Action") claiming damages under the terms of the lease; claiming compensatory and punitive damages from the Company for an alleged breach of fiduciary duty to creditors; and requesting that the court void alleged fraudulent transfers of assets since October 1, 1998, require the Company to provide a complete accounting, and provide such additional relief as the court may determine. In addition, under the Delaware Action, the Landlord sought an expedited hearing on its claims, and injunctive relief to enjoin the Company and its subsidiaries from paying any debt to any creditor and to require the Company to place in escrow to be held by the court all proceeds obtained from sales of its assets. On May 12, 1999, the Landlord's motion for an expedited hearing was denied.

  If the Company were to determine that one of the Landlord's suits was reasonably likely to result in a judgment that would compromise the Company's ability to successfully complete the Plan for Orderly Shutdown, the Company might be forced to seek protection from the Landlord under Federal Bankruptcy law in order to statutorily limit the Landlord's claims so that all then remaining creditors could share more fairly in the Company's then remaining assets, if any. In any event, the Company believes that any payments to the Landlord by way of judgment or settlement will be for substantially less than the present value of the lease payments that might otherwise be owing through the term of the lease.

  The Company is also party to other legal actions arising from its Plan for Orderly Shutdown. The Company believes that any such claims in material amounts are without merit.

  Because of their contingent nature, the Company does not believe that the disposition of any of these matters will have a material adverse effect on its net liabilities in liquidation, nor will the results of any lawsuits affect the Company's determination to proceed with the Plan for Orderly Shutdown or the Plan of Liquidation and Dissolution.

 Dispute with Kodak

  On March 29, 1998, the Company and Eastman Kodak Co. ("Kodak") entered into a Patent License and Joint Development Agreement (the "Joint Development Agreement") covering the joint development of the Company's CrystalJet technology into a range of products, printers and consumables for commercial applications. The Joint Development Agreement has a term of five years and provides for the contribution by Kodak of up to $36 million, with $20 million having been advanced upon the signing of the Joint Development Agreement and up to an additional $16 million to be funded incrementally over the term upon the achievement of certain milestones and the occurrence of certain events. As of December 1998, the initial $2 million milestone under the Joint Development Agreement had been achieved and paid by Kodak. A second $2 million milestone had been achieved and was recorded as revenue but remains unpaid by Kodak who is withholding payment pending resolution of its dispute with the Company relating to the Joint Development Agreement. The Company

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Kodak are also in dispute concerning the appropriate criteria applicable to an additional $3 million payment concerning a third milestone, notice of achievement of which the Company has also delivered to Kodak. The Joint Development Agreement also provides for royalties to be paid by Kodak to the Company in respect of licenses granted thereunder which allow Kodak, under certain circumstances, to exploit the inkjet technology developed under the terms of the agreement.

  Subsequent to the Company's announcement of the Plan for Orderly Shutdown, Kodak notified the Company that it considered the Company to be in breach of various obligations relating to the Joint Development Agreement and has claimed unspecified damages against the Company for such alleged breaches. The Company, in turn, has notified Kodak that it rejects Kodak's claims and also asserts various claims against Kodak. Although the Company and Kodak have discussed a settlement of the dispute which would have involved, among other things, Kodak's purchase of certain CrystalJet related assets, no agreement has been concluded. In the absence of a satisfactory settlement or termination of the Joint Development Agreement with Kodak, the Company intends to defend itself and/or pursue any claims it may have under the Joint Development Agreement.

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

  The Company believes that it has adequately projected any future expenditures in connection with environmental matters and does not believe that the disposition of any of these matters will have a material adverse effect on its net liabilities in liquidation, nor will any such expenditures affect the Company's determination to proceed with the Plan for Orderly Shutdown or the Plan of Liquidation and Dissolution.

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

Liquidity and Capital Resources

  On January 14, 1999, the Board of Directors approved a Plan for Orderly Shutdown which is expected to be substantially completed by July 1999. On April 29, 1999, the Company's Board of Directors approved the Plan of Liquidation and Dissolution. For further information see "Note 1. Summary of Significant Accounting Policies--Background and Summary of Significant Developments" of the Notes to Unaudited Consolidated Financial Statements in
Part I which is incorporated herein by reference.

  During the three months ended March 28, 1999, the Company's sources of cash consisted primarily of proceeds from the Secured Demand Loan with Lockheed Martin of $15.7 million, collections from trade accounts receivable of $14.5 million, and proceeds from the sale of its non-CrystalJet assets of $10.9 million.

  The Company's use of cash during the three months ended March 28, 1999, consisted primarily of salaries and related benefits of $14.3 million, operating expenses during the liquidation period of $13.3 million, commitment cancellation costs related to open purchase orders as of January 14, 1999, of $8.9 million, and other liquidation expenses of $5.7 million.

  Pursuant to the Plan for Orderly Shutdown, the Company has to date consummated or entered into letters of intent for the sales of substantially all of its non-CrystalJet assets. The status of the primary sales transactions to date is as follows: On February 1, 1999, the Company, through certain domestic and foreign subsidiaries, sold substantially all of the assets relating to its input device business to GTCO Corporation ("GTCO") for an aggregate of $6,500,000 in cash and the assumption by GTCO of certain liabilities relating to the input device business. On February 19, 1999, the Company sold its cutter business to WestComp Incorporated ("WestComp") for $600,000 in cash and the assumption by WestComp of certain liabilities relating to the cutter business. The asset sale to WestComp principally included the shares of CalComp Display Products N.V., a Belgian company and an indirect subsidiary of the Company, and the cutter related products held as inventory by the other subsidiaries of the Company. In connection with the sale, CalComp Technology Europe N.V. sold the principal facility of the cutter business, located in Gistel, Belgium, to an affiliate of WestComp at a purchase price of $924,000 on March 31, 1999. On March 24, 1999, the Company sold its non-CrystalJet consumables business (excluding the territories of Europe and Africa) to Budde International, Inc. for a purchase price of $833,000 in cash. Effective April 30, 1999, the Company also sold the European and African supplies business to CalComp European Supplies Limited, a subsidiary of RES Holdings Limited, for a purchase price of $1,089,000 in cash. On April 1, 1999, the Company sold the assets and liabilities relating to its worldwide parts distribution business and its North American service business to CalGraph Technology Services, Inc., a wholly-owned subsidiary of Tekgraf Inc., for a purchase price of $400,000 in cash. No assurances can be given that pending sales will be consummated or that the proceeds from such sales, together with any proceeds from the sale of assets relating to the Company's CrystalJet business and with the funding from Lockheed Martin under the Secured Demand Loan, will allow the Company to successfully complete the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution, in which case the Company may be forced to seek protection from its creditors under Federal Bankruptcy law or may become the subject of an involuntary bankruptcy proceeding.

  The Company believes that even if the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution are successfully completed, it is highly unlikely that there will be any funds or assets available for distribution to its preferred or common stockholders and neither the Plan for Orderly Shutdown nor the Plan of Liquidation and Dissolution contemplates any such distributions.

Assets and Liabilities following the Adoption of the Plan for Orderly Shutdown

  As a result of the Board of Directors approving the Plan for Orderly Shutdown, the Company adopted the liquidation basis of accounting which requires assets and liabilities to be stated at estimated fair value. Accordingly, the consolidated statements of net liabilities in liquidation reflect assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities are recognized in the period in which such refinements are known.

  The Company established the carrying values for its assets and liabilities as reflected in the consolidated statement of net liabilities in liquidation as of December 27, 1998, using estimates of the fair values of assets and settlement amounts of liabilities developed in March 1999 giving consideration to all information available at that time. The Company believes there is insufficient additional information presently available to determine whether a change to its estimate of the deficiency in the fair value of its assets as compared to the estimated settlement amounts for its liabilities is necessary. Accordingly, no refinement to this estimate was made in preparing the consolidated statement of net liabilities in liquidation as of March 28, 1999.

Year 2000 Compliance

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem". The Company intends to complete an orderly shutdown of its operations before the end of calendar year 1999; therefore, no additional funding will be expended on the assessment process. Year 2000 issues are not expected to impact the shutdown of Company operations.

ITEM 1. LEGAL PROCEEDINGS

  For a discussion of legal proceedings, see "Note 2. Commitments and Contingencies - Legal" of the Notes to Unaudited Consolidated Financial Statements in Part I, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits-The Following Exhibits Are Included Herein:

 10.34 Letter Agreement dated January 8, 1999, between the Company and GTCO
       Corporation, a Maryland corporation (filed as Exhibit 99.1 to the Company's current report on Form 8-K dated February 1, 1999, and incorporated herein by reference.)
 10.35 Settlement Agreement and Mutual Release dated effective as of April 21,
       1999, by and among Wacom Co. LTD., Wacom Technology Corp. and CalComp
       Inc.
 10.36 Plan of Complete Liquidation and Dissolution of CalComp Technology, Inc.
    27 Financial Data Schedule

   (b) Reports on Form 8-K

    Reports on Form 8-K filed by the Company during the first quarter of the Company's fiscal year ended March 28, 1999 were as follows:

    Form 8-K dated December 23, 1998, filed on December 31, 1998, reporting under Item 5 the letter to the Company from Lockheed Martin Corporation ("Lockheed Martin") dated December 23, 1998, notifying the Company that Lockheed Martin will not increase the existing credit it provides to the Company.

    Form 8-K dated February 1, 1999, filed on February 16, 1999 reporting under Item 2 the Company's sale of the operating assets of its input device business to GTCO Corporation, a Maryland corporation, ("GTCO"), and the assumption by GTCO of certain of the liabilities relating to the input device business.

    Form 8-K/A dated February 1, 1999, filed on April 19, 1999, reporting under Item 7 information related to the Company's sale of the operating assets of its input device business to GTCO.

                            CALCOMP TECHNOLOGY, INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALCOMP TECHNOLOGY, INC.
                                          (Registrant)

Date: May 13, 1999                              /s/ John J. Millerick
                                          _____________________________________
                                                    John J. Millerick
                                              Sr. Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)