Form 10-Q
period 1999-06-27
CALCOMP TECHNOLOGY INC
filed 1999-08-11
CIK 818470

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 27, 1999

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                          Commission File No. 0-16071

                                  -----------

                           CALCOMP TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                    06-0888312
(State or other jurisdiction of                       (IRS Employer
 Incorporation or organization)                     Identification No.)


          1 Centerpointe Drive, Suite 400, La Palma, California 90623
                   (Address of principal executive offices)

                                (714) 690-8330
             (Registrant's telephone number, including area code)

             2411 West La Palma Avenue, Anaheim, California 92801
         (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share

                                  -----------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]


The number of shares of Common Stock outstanding as of July 30, 1999: 47,120,650
================================================================================

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
  Item 1.     Financial Statements
              Consolidated Statements of Net Liabilities in Liquidation as of June 27, 1999
               (Unaudited) and December 27, 1998  ...............................................   3
              Unaudited Consolidated Statement of Changes in Net Liabilities in Liquidation
               for the six months ended June 27, 1999  ..........................................   4
              Notes to Unaudited Consolidated Financial Statements  .............................   5
  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations  ......................................................................  12

PART II.  OTHER INFORMATION

  Item 1.     Legal Proceedings  ................................................................  14
  Item 2.     Changes in Securities and Use of Proceeds  ........................................  14
  Item 6.     Exhibits and Reports on Form 8-K  .................................................  14

  Signatures  ...................................................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

           CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION

                (In thousands, except share and per share data)

                                                                              June 27,      December 27,
                                                                              --------      ------------
                                 ASSETS                                         1999            1998
                                 ------                                         ----            ----
                                                                            (Unaudited)
Cash  ...............................................................        $     8,825     $     3,280
Accounts receivable  ................................................                579           7,775
Inventories  ........................................................                200           5,966
Prepaid expenses and other assets  ..................................                 --           1,033
Net assets held for sale  ...........................................                 --           1,430
Property, plant and equipment  ......................................              1,600           2,455
                                                                             -----------     -----------
  Total assets  .....................................................             11,204          21,939
                                                                             -----------     -----------

                             LIABILITIES
                             -----------
Accounts payable  ...................................................              3,032          12,308
Commitment cancellation costs  ......................................              5,529          15,433
Accrued salaries and related expenditures  ..........................              7,907          20,697
Administrative expenses during liquidation period  ..................             13,157          21,647
Secured demand loan with Lockheed Martin  ...........................             22,581              --
Other liabilities  ..................................................             23,998          16,854
                                                                             -----------     -----------
  Total liabilities  ................................................             76,204          86,939
                                                                             -----------     -----------
Net liabilities in liquidation  .....................................        $   (65,000)    $   (65,000)
                                                                             ===========     ===========
Contingencies (Note 2)
Number of common shares outstanding  ................................         47,120,650      47,120,650
                                                                             ===========     ===========
Net liabilities in liquidation per share  ...........................        $     (1.38)    $     (1.38)
                                                                             ===========     ===========

    See accompanying notes to unaudited consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

 UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                    For the Six Months Ended June 27, 1999
                                (In thousands)

Net liabilities in liquidation, December 27, 1998 .........................................     $(65,000)
Net changes in estimated fair values and settlement amounts for assets and liabilities ....           --
                                                                                                --------
Net liabilities in liquidation, June 27, 1999 ........................................... .     $(65,000)
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

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Summary of Significant Developments

     The Company was a supplier of both input and output computer graphics peripheral products consisting of (i) printers (including plotters), (ii) cutters, (iii) digitizers and (iv) large format scanners. In general, the Company's products were designed for use in computer aided design and manufacturing ("CAD/CAM"), printing and publishing and graphic arts markets, both domestically and internationally. The Company also maintained service, product support and technical assistance programs for its customers and sold software, supplies and after-warranty service.

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

     In the fourth quarter of 1997, the Company completed the development of a new line of wide-format digital printers which was marketed under the "CrystalJet(TM)" name and targeted at the graphic arts industry. Although volume shipments to customers of CrystalJet products commenced in the second quarter of 1998 and increased during the remainder of the fiscal year, the projected profitability of the CrystalJet products was dependent on achieving greater production volumes and wider market acceptance than could reasonably be anticipated to occur in the near term and would have required substantial infusions of new capital which the Company was unable to obtain. The Company believes that production delays, technical difficulties in the manufacturing processes and a failure to gain timely market acceptance resulted in continuing operating losses and negative cash flow, which materially and adversely affected the Company's business plan for the CrystalJet technology and, in significant part, resulted in the Company's liquidity crisis discussed further below.

     In a letter dated December 23, 1998, Lockheed Martin Corporation ("Lockheed Martin") notified the Company that it would not increase the Company's credit availability, needed to fund the Company's operations, beyond the $43 million then available under the Company's Revolving Credit Agreement and related Cash Management Agreement (collectively, the "Credit Agreements") with Lockheed Martin. At such date, the Company anticipated that, to fund operating requirements, it would require the $4.9 million remaining under the Credit Agreements in January 1999. On December 28, 1998, the Company indicated its intent to accept Lockheed Martin's proposal to fund a non-bankruptcy orderly shut-down of the Company's operations in accordance with a plan to be proposed by the Company. On January 14, 1999, the Company's directors approved and submitted the Company's plan ("Plan for Orderly Shutdown") to Lockheed Martin for its review. As a result of this liquidity crisis and after considering its lack of strategic alternatives, in particular, given the Company's inability to obtain funding from sources other than Lockheed Martin, on January 15, 1999, the Company announced that it would commence an orderly shutdown of its operations. Under the Plan for Orderly Shutdown, the Company completed a Secured Demand Loan Facility ("Secured Demand Loan") with Lockheed Martin, pursuant to which Lockheed Martin agreed to provide, subject to the terms and conditions set forth in such facility, funding to the Company in addition

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


to the $43 million available under the Credit Agreements. The purpose of the Secured Demand Loan was to provide funds to assist the Company in the non-bankruptcy shutdown of its operations pursuant to the Plan for Orderly Shutdown. In addition, Lockheed Martin agreed to forebear from exercising its rights and remedies to collect amounts outstanding under the Credit Agreements until the Secured Demand Loan was terminated.

     The Secured Demand Loan provided for Lockheed Martin to make loans to the Company from time to time up to an aggregate maximum available amount (the "Maximum Available Amount"), specified by Lockheed Martin, which could have been increased by Lockheed Martin, in its sole and absolute discretion, upon requests for borrowing that were in conformity with the cash requirements set forth in the Plan for Orderly Shutdown. The Maximum Available Amount was subject to a ceiling ("Maximum Available Amount Ceiling") of $51 million, an amount based on the Company's initial estimate of loan proceeds needed to fully fund the Plan for Orderly Shutdown. The Maximum Available Amount, initially, was set at $11 million and subsequently increased to $28.9 million. Lockheed Martin had the right to accept or reject, in whole or in part, any request for borrowing based on its determination, in its sole discretion, as to whether the Company was complying with, or making reasonable progress with respect to, the Plan for Orderly Shutdown. Loans under the Secured Demand Loan were to be repaid not later than August 6, 1999. Under the accompanying Security Agreement, the Company granted to Lockheed Martin a security interest in all of the assets of the Company and its principal domestic subsidiaries to secure the obligations owing to Lockheed Martin under the Secured Demand Loan. The Secured Demand Loan also provided for certain other obligations of the Company, including covenants of the Company with respect to periodic notices, reports and forecasts relating to the Plan for Orderly Shutdown.

     The Secured Demand Loan also required the Company to retain an independent third-party liquidation specialist acceptable to Lockheed Martin to review, validate and, to the extent deemed necessary by Lockheed Martin in its sole and absolute discretion, implement the Plan for Orderly Shutdown. In March 1999, Brincko Associates, Inc. was retained by the Company as the liquidation specialist approved by Lockheed Martin, and Mr. John P. Brincko was appointed the Chief Executive Officer of the Company. After his appointment, the Company conducted an updated and more detailed analysis of the amount of funds needed to fund the Plan for Orderly Shutdown, and revised its estimate of funding needed to approximately $65 million.

     Since the announcement of the Plan for Orderly Shutdown, the Company ceased all manufacturing, sales and marketing activities and scaled back staffing to a level designed to allow the Company to sell or liquidate its assets in a manner that takes into account the interests of the Company's stockholders, creditors, employees, customers and suppliers. The Company has now consummated sales of substantially all of its non-Crystaljet assets and has begun the sale of its Crystaljet assets. Additionally, pursuant to the Plan for Orderly Shutdown, the Company issued notices to its domestic employees under the Worker Adjustment and Retraining Notification Act (W.A.R.N.) and, as of July 23, 1999, has terminated 501 employees, or 97% of the Company's domestic workforce. Non-U.S. employees have also been terminated or notified of their scheduled termination under applicable foreign laws. A small administrative team will continue the wind up of the Company's operations and finalize the liquidation and dissolution of the Company. The Company's ability to make payments on any agreed settlement amounts will depend on receiving sufficient cash from the sale of its remaining assets and securing additional funding for the Plan for Orderly Shutdown.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     On April 29, 1999, the Company's Board of Directors (a) authorized the merger with and into CalComp Technology, Inc. of all the Company's subsidiaries organized under the laws of any state of the United States and (b) approved and adopted the Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation and Dissolution"). Lockheed Martin, as holder of a majority of the outstanding shares of common stock and holder of all of the outstanding shares of preferred stock, executed a written consent on May 12, 1999 approving the Plan of Liquidation and Dissolution. The merger of the Company's domestic subsidiaries into the Company was consummated on August 2, 1999. In addition, on August 6, 1999, pursuant to the Plan of Liquidation and Dissolution, the Company filed a Certificate of Dissolution with the Delaware Secretary of State. Subsequent to the filing of the Certificate of Dissolution, the Company's stock transfer books were closed. As a result, the Company's common and preferred stock are no longer treated as outstanding. Based on the anticipated value of the Company's remaining assets and the amounts owed to creditors of the Company, the Company does not believe it will have any funds or assets remaining to make distributions to either preferred or common stockholders. Therefore, it is highly unlikely that any distributions will be made to stockholders.

     On August 6, 1999, the Secured Demand Loan terminated in accordance with its terms. As of that date, approximately $28.9 million was payable and no additional amounts could be borrowed under the Secured Demand Loan. However, effective the same date, the Company and Lockheed Martin entered into a Subordinated Loan Agreement (the "Loan Agreement") under which Lockheed Martin agreed to make loans to the Company to fund administrative expenses incurred in connection with the Plan for Orderly Shutdown in an aggregate principal amount of up to $5.0 million at any time prior to the Loan Agreement's termination. In connection with the Loan Agreement, Lockheed Martin agreed, pursuant to a letter agreement dated August 6, 1999, to forebear from pursuing its rights and remedies to collect amounts outstanding under the Credit Agreements and the Secured Demand Loan until the earlier of August 6, 2002 and the date on which Lockheed Martin notifies the Company of termination which notice may be delivered by Lockheed Martin in its sole and absolute discretion.

     The Company's latest estimate of funding needed to complete the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution indicates estimated net liabilities in liquidation to be $31.1 million in excess of the amount currently outstanding under the Secured Demand Loan and the maximum amount available under the Loan Agreement. There can be no assurance that the Company will be able to settle with its creditors at amounts estimated in the Plan for Orderly Shutdown, that estimated cash inflows from sales of remaining assets will occur or that actual net cash funding requirements will not exceed current estimates for other reasons. Accordingly, there is substantial uncertainty as to whether the Company will be able to complete the Plan for Orderly Shutdown as currently contemplated. If the Company is unable to obtain sufficient funds to complete the Plan for Orderly Shutdown from asset sales proceeds and the Loan Agreement or it is unable to reach acceptable settlements with all of its creditors, the Company may be forced to seek protection from creditors under Federal Bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In the event of a bankruptcy or insolvency proceeding, claims of secured creditors, such as Lockheed Martin, may not be able to be repaid in full and unsecured creditors may receive little, if anything, for their claims. In any circumstance, it is highly unlikely the holders of the Company's preferred and common stock will receive any distributions of funds or assets, and neither the Plan for Orderly Shutdown nor the Plan of Liquidation and Dissolution contemplates any such distributions.

     On January 27, 1999, the Company's Common Stock was delisted from the Nasdaq National Market System due to the Company's failure to maintain certain listing requirements, and continued to trade on the over-the-counter bulletin board market maintained by Nasdaq until August 6, 1999, the date of the filing of the Certificate of Dissolution with the Delaware Secretary of State.

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

     The Company established the carrying values for its assets and liabilities as reflected in the consolidated statement of net liabilities in liquidation as of December 27, 1998, using estimates of the fair values of assets and settlement amounts of liabilities developed in March 1999 giving consideration to all information available at that time. The Company believes there is insufficient additional information presently available to determine whether a change to its estimate of the deficiency in the fair value of its assets as compared to the estimated settlement amounts for its liabilities is necessary. Accordingly, no refinement to this estimate was made in preparing the consolidated statement of net liabilities in liquidation as of June 27, 1999.

 Organization and Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated net liabilities in liquidation as of June 27, 1999. Certain information and footnote disclosures normally included in financial statements prepared on the liquidation basis of accounting have been condensed or omitted in accordance with principles for interim period financial reporting on Form 10-Q, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities Exchange Commission on Form 10-K for the year ended December 27, 1998.

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

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. CONTINGENCIES

 Legal

  Xaar.  On July 8, 1998, Xaar Technology Limited ("Xaar") filed suit (the "U.S.
  ----
Action") in the U.S. District Court for the Northern District of California against the Company and two of its wholly-owned subsidiaires, CalComp Inc. and Topaz Technologies Inc. ("Topaz" and collectively the "Defendants"), alleging that the Defendants' manufacture and sale of CrystalJet piezoelectric inkjet printheads infringed Xaar's U.S. Pat. Nos. 4,879,568 and 5,003,679 which cover certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus. Xaar sought preliminary and permanent injunctive relief against the alleged infringement of the Xaar patents, increased damages for willful infringement of those patents, interest and award of its attorneys' fees and costs. On April 20, 1999, the complaint was amended to add Lockheed Martin as a party.

  In a separate action, on July 6, 1998, Xaar filed suit (the "English Action") in the English High Court of Justice ("High Court") alleging that the Defendants and CalComp Ltd., a U.K. subsidiary of CalComp Inc., infringed or caused, enabled, or assisted others to infringe, European patent (UK) number EP 0 277 703 ("703 Patent"), which covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus, as a result of sales of the Company's CrystalJet printers in the U.K. Xaar sought an injunction and damages or profits resulting from the alleged infringement and, among other things, interest and an award of its costs. In the English Action, the Company counterclaimed for an order revoking the `703 Patent. On September 7, 1998, the Company, CalComp Inc. and CalComp Ltd. (collectively, the "CalComp Parties"), filed an action (the "English Petition") in the High Court to revoke Xaar's European Patent (UK) number EP 0 278 590 which also covers certain pulsed droplet deposition apparatus and certain processes for manufacturing pulsed droplet deposition apparatus and which involves technology similar to that in the `703 Patent.

  Pursuant to a Settlement Agreement dated June 29, 1999, by and among the CalComp Parties, Topaz, Lockheed Martin and Xaar, the CalComp Parties collectively paid an undisclosed amount to Xaar, and the U.S. Action, the English Action and the English Petition were dismissed with prejudice. The Settlement Agreement also expressly provides that it covers only liability for past claims, which were based on events that took place prior to June 29, 1999.

  Texas Lease.  In March 1999, QRS 10-12 (TX), Inc. and QRS 11-5 (TX), Inc., the
  -----------
landlords under the lease for the Company's former Austin, Texas facility (collectively, "Landlord"), filed suit against the Company in the U.S. District Court for the Southern District Court of New York (the "New York Action") claiming damages equal to the present value of rent due for the remaining term of the lease based on an accelerated damages clause. The Company had ceased paying rent in January 1999. The Company moved to dismiss for lack of personal jurisdiction or alternatively to transfer venue of the case to Texas, but the motion was denied.

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

  On August 5, 1999, the Company, the Landlord and W.P. Carey & Company, Inc., a New York corporation and the parent corporation of the Landlord entered into a Settlement Agreement. Under the terms of the Settlement Agreement, the Company paid $2.5 million to the Landlord, and the New York Action and the Delaware Action were dismissed with prejudice.

  Kodak Litigation.  On May 13, 1999, Eastman Kodak Company ("Kodak") filed suit
  ----------------
against the Company and Lockheed Martin (collectively, the "Defendants") in the Orange County Superior Court of the State of California claiming (i) compensatory damages as a result of the Defendants' alleged breaches of a joint development agreement between the Company and Kodak (the "Joint Development Agreement") and the covenant of good faith and fair dealing, and the Defendants' alleged negligent misrepresentation; (ii) compensatory and exemplary damages as a result of the Defendants' alleged fraud in inducing Kodak to believe that Lockheed Martin would support the Company and that the Company would remain a viable entity throughout the term of the Joint Development Agreement; and (iii) compensatory and exemplary damages as a result of Lockheed Martin's alleged intentional interference with the contract between the Company and Kodak. In each cause of action, Kodak is seeking compensatory damages in excess of $22 million. In addition, Kodak requests that (a) it be awarded a constructive trust over the $22 million in funds it contributed to the project and any property acquired therefrom; (b) the Defendants be required to provide an accounting of all funds provided to and expended by the Defendants with respect to the project; and (c) the court adjudge and declare the respective rights and duties of the parties under the Joint Development Agreement. The Company intends to defend itself vigorously. The Company has filed its answer to Kodak's complaint, and it has filed a cross-complaint against Kodak relating to failure to make $5 million in milestone payments to the Company pursuant to the Joint Development Agreement. The Company's cross-complaint contains causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty. The parties have recently commenced discovery.

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

  In 1988, the Company submitted a plan to the California Regional Water Quality Control Board ("the Water Board") relating to its facility in Anaheim, California. This plan contemplated site assessment and monitoring of soil and ground water contamination. In 1997, the Company, at the request of the Water Board, submitted work plans to conduct off-site water investigations and on-site soil remediation. In 1998, CalComp conducted an extensive aquifer characterization and off-site plume delineation investigation. Afterwards, the Board approved CalComp's work plans for Off-Site Plume Delineation and Source Area Remediation. The Company has included in other liabilities, expenditures which it considers to be adequate to cover the cost of investigations and tests required by the Water Board, any additional remediation that may be requested and potential costs of continued monitoring of soil and groundwater contamination, if required.

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

Liquidity and Capital Resources

  On January 14, 1999, the Board of Directors approved a Plan for Orderly Shutdown which has been substantially completed. On April 29, 1999, the Company's Board of Directors approved the Plan of Liquidation and Dissolution. For further information see "Note 1. Summary of Significant Accounting Policies--Background and Summary of Significant Developments" of the Notes to Unaudited Consolidated Financial Statements in Part I which is incorporated herein by reference.

  During the six months ended June 27, 1999, the Company's sources of cash consisted primarily of proceeds from the sale of its assets of $23.1 million, proceeds from the Secured Demand Loan with Lockheed Martin of $22.6 million and collections from trade accounts receivable of $18.3 million.

  The Company's uses of cash during the six months ended June 27, 1999, consisted primarily of salaries and related benefits of $27.0 million, administrative expenses during the liquidation period of $23.5 million, and commitment cancellation costs related to open purchase orders as of January 14, 1999, of $8.9 million.

  Pursuant to the Plan for Orderly Shutdown, the Company has to date consummated sales of substantially all of its non-Crystaljet assets including, but not limited to, those sales described as follows: On February 1, 1999, the Company, through certain domestic and foreign subsidiaries, sold substantially all of the assets relating to its input device business to GTCO Corporation ("GTCO") for an aggregate of $6,500,000 in cash and the assumption by GTCO of certain liabilities relating to the input device business. On February 19, 1999, the Company sold its cutter business to WestComp Incorporated ("WestComp") for $600,000 in cash and the assumption by WestComp of certain liabilities relating to the cutter business. The asset sale to WestComp principally included the shares of CalComp Display Products N.V., a Belgian company and an indirect subsidiary of the Company, and the cutter related products held as inventory by the other subsidiaries of the Company. In connection with the sale, CalComp Technology Europe N.V. sold the principal facility of the cutter business, located in Gistel, Belgium, to an affiliate of WestComp at a purchase price of $924,000 on March 31, 1999. On March 24, 1999, the Company sold its non-CrystalJet consumables business (excluding the territories of Europe and Africa) to Budde International, Inc. for a purchase price of $833,000 in cash. On April 30, 1999, the Company sold the European and African supplies business to CalComp European Supplies Limited, a subsidiary of RES Holdings Limited, for a purchase price of $1,089,000 in cash. On April 1, 1999, the Company sold the assets and liabilities relating to its worldwide parts distribution business and its North American service business to CalGraph Technology Services, Inc., a wholly-owned subsidiary of Tekgraf Inc., for a purchase price of $400,000 in cash. On May 31, 1999, the Company sold all of its shares of Common Stock in NS CalComp Corporation to Oce N.V. for the net adjusted purchase price of $6,180,000 in cash.

   No assurances can be given that the proceeds from the remaining asset sales and the funding from Lockheed Martin under the Loan Agreement will allow the Company to successfully complete the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution, in which case the Company may be forced to seek protection from its creditors under Federal Bankruptcy law or may become the subject of an involuntary bankruptcy proceeding.

  The Company believes that even if the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution are successfully completed, it is highly unlikely that there will be any funds or assets available for distribution to its preferred or common stockholders, and neither the Plan for Orderly Shutdown nor the Plan of Liquidation and Dissolution contemplates any such distributions.

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

  The Company established the carrying values for its assets and liabilities as reflected in the consolidated statement of net liabilities in liquidation as of December 27, 1998, using estimates of the fair values of assets and settlement amounts of liabilities developed in March 1999 giving consideration to all information available at that time. The Company believes there is insufficient additional information presently available to determine whether a change to its estimate of the deficiency in the fair value of its assets as compared to the estimated settlement amounts for its liabilities is necessary. Accordingly, no refinement to this estimate was made in preparing the consolidated statement of net liabilities in liquidation as of June 27, 1999.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  On August 6, 1999, pursuant to the Plan of Liquidation and Dissolution adopted by the Company's Board of Directors and approved by the Company's majority stockholder, the Company filed a Certificate of Dissolution with the Secretary of State of the State of Delaware. Subequent to the filing of the Certificate of Dissolution, the Company's stock transfer books were closed. As a result, the Company's common and preferred stock are no longer treated as outstanding.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits--The Following Exhibits Are Included Herein:

10.36      Plan of Complete Liquidation and Dissolution of CalComp Technology, Inc.

10.37      Share and Purchase Agreement by and among Oce N.V., CalComp Pacific, Inc. and Nippon Steel Corporation

10.38      Subordinated Loan Agreement dated August 6, 1999 between the Company and Lockheed Martin Corporation

10.39      Letter agreement dated August 6, 1999 between the Company and Lockheed Martin Corporation regarding the Secured Demand Loan Facility dated January 14, 1999 and amended July 15, 1999 and the Security
           Agreement dated January 14, 1999

27         Financial Data Schedule

(b) Reports on Form 8-K

     Reports on Form 8-K filed by the Company during the Company's fiscal quarter ended June 27, 1999 were as follows:

     Form 8-K/A dated February 1, 1999, filed on April 19, 1999, reporting under
  Item 7 information related to the Company's sale of the operating assets of its input device business to GTCO Corporation ("GTCO"), a Maryland corporation and the assumption by GTCO of certain of the liabilities relating to the input device business.

     Form 8-K dated May 31, 1999, filed on May 31, 1999, reporting under Item 2 the sale of the Company's shares in NS CalComp Corporation, a Japanese corporation to Oce N.V., a Dutch corporation.

                           CALCOMP TECHNOLOGY, INC.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CALCOMP TECHNOLOGY, INC.
                                  (Registrant)


Date: August 11, 1999
                                               /s/   JOHN P. BRINCKO

                                                     John P. Brincko
                                                 Chief Executive Officer
                                              (Principal Financial Officer)