Form 10-Q
period 1999-09-26
CALCOMP TECHNOLOGY INC
filed 1999-11-10
CIK 818470

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 26, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 0-16071
                              __________________

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

                     Common Stock, Par Value $.01 Per Share
                               __________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.     Yes   [X] No   [_]

  The number of shares of Common Stock outstanding as of October 22, 1999: not applicable

--------------------------------------------------------------------------------

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of Net Liabilities in Liquidation as of September 26, 1999
                 (Unaudited) and December 27, 1998..................................................................  3
               Unaudited Consolidated Statement of Changes in Net Liabilities in Liquidation
                 for the nine months ended September 26, 1999.......................................................  4
               Notes to Unaudited Consolidated Financial Statements.................................................  5
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations................ 11

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.................................................................................... 13
     Item 2.   Changes in Securities and Use of Proceeds............................................................ 13
     Item 6.   Exhibits and Reports on Form 8-K..................................................................... 13

     Signatures..................................................................................................... 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

           CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION

                (In thousands, except share and per share data)

                                                                                          September 26,         December 27,
                                                                                               1999                 1998
                                                                                       --------------------  ------------------
                                                                                           (Unaudited)
                                       ASSETS
                                       ------
Cash.................................................................................             $  6,921         $     3,280
Accounts receivable..................................................................                   --               7,775
Inventories..........................................................................                   --               5,966
Prepaid expenses and other assets....................................................                   --               1,033
Net assets held for sale.............................................................                   84               1,430
Property, plant and equipment........................................................                   --               2,455
                                                                                                  --------         -----------
   Total assets......................................................................                7,005              21,939
                                                                                                  --------         -----------
                                      LIABILITIES
                                      -----------
Accounts payable.....................................................................                   --              12,308
Commitment cancellation costs........................................................                  975              15,433
Accrued salaries and related expenditures............................................                1,512              20,697
Administrative expenses during liquidation period....................................               14,001              21,647
Subordinated loan with Lockheed Martin...............................................                2,800                  --
Secured demand loan with Lockheed Martin.............................................               29,867                  --
Other liabilities....................................................................               22,850              16,854
                                                                                                  --------         -----------
   Total liabilities.................................................................               72,005              86,939
                                                                                                  --------         -----------
Net liabilities in liquidation.......................................................             $(65,000)        $   (65,000)
                                                                                                  ========         ===========
Contingencies (Note 2)
Number of common shares outstanding..................................................                   --          47,120,650
                                                                                                  ========         ===========
Net liabilities in liquidation per share.............................................             $     --              $(1.38)
                                                                                                  ========         ===========

    See accompanying notes to unaudited consolidated financial statements.

                           CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                 For the Nine Months Ended September 26, 1999
                                (In thousands)

Net liabilities in liquidation, December 27, 1998..........................................................       $(65,000)
Net changes in estimated fair values and settlement amounts for assets and liabilities.....................             --
                                                                                                                  --------
Net liabilities in liquidation, September 26, 1999.........................................................       $(65,000)
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

  Since the announcement of the Plan for Orderly Shutdown, the Company ceased all manufacturing, sales and marketing activities and scaled back staffing to a level designed to allow the Company to sell or liquidate its assets in a manner that takes into account the interests of the Company's stockholders, creditors, employees, customers and suppliers. The Company has sold all of its non-CrystalJet assets and all of its tangible CrystalJet assets, and is pursuing the sale of its remaining CrystalJet assets, which consists solely of intellectual property. Additionally, pursuant to the Plan for Orderly Shutdown, the Company issued notices to its domestic employees and, as of September 26, 1999, has terminated 506 employees, or 98% of the Company's domestic workforce. Non-U.S. employees have also been terminated or notified of their scheduled termination under applicable foreign laws. A small administrative team will continue the wind up of the Company's operations and finalize the liquidation and dissolution of the Company. The Company's ability to make payments on any agreed settlement amounts will depend on securing additional funding for the Plan for Orderly Shutdown.

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

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  On August 6, 1999, the Secured Demand Loan terminated in accordance with its terms. As of that date, approximately $28.9 million was payable and no additional amounts could be borrowed under the Secured Demand Loan. As of September 26, 1999, $29.9 million was outstanding under the Secured Demand Loan inclusive of accrued interest.

  Effective August 6, 1999, the Company and Lockheed Martin entered into a Subordinated Loan Agreement (the "Loan Agreement") under which Lockheed Martin agreed to make loans to the Company to fund administrative expenses incurred in connection with the Plan for Orderly Shutdown in an aggregate principal amount of up to $5.0 million at any time prior to the Loan Agreement's termination. As of September 26, 1999, $2.8 million was outstanding under the Loan Agreement. In connection with the Loan Agreement, Lockheed Martin agreed, pursuant to a letter agreement dated August 6, 1999, to forebear from pursuing its rights and remedies to collect amounts outstanding under the Credit Agreements and the Secured Demand Loan until the earlier of August 6, 2002 and the date on which Lockheed Martin notifies the Company of termination which notice may be delivered by Lockheed Martin in its sole and absolute discretion.

  The Company's latest estimate of funding needed to complete the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution indicates estimated net liabilities in liquidation to be $30.1 million in excess of the amount outstanding under the Secured Demand Loan and the maximum amount available under the Loan Agreement. There can be no assurance that the Company will be able to settle with its creditors at amounts estimated in the Plan for Orderly Shutdown or that actual net cash funding requirements will not exceed current estimates for other reasons. Accordingly, there is substantial uncertainty as to whether the Company will be able to complete the Plan for Orderly Shutdown as currently contemplated. If the Company is unable to obtain sufficient funds to complete the Plan for Orderly Shutdown from the sale of remaining assets (consisting solely of CrystalJet intellectual property) and the Loan Agreement or it is unable to reach acceptable settlements with all of its creditors, the Company may be forced to seek protection from creditors under Federal Bankruptcy law or may become subject to an involuntary bankruptcy proceeding. In the event of a bankruptcy or insolvency proceeding, claims of secured creditors, such as Lockheed Martin, may not be able to be repaid in full and unsecured creditors may receive little, if anything, for their claims. In any circumstance, it is highly unlikely the holders of the Company's preferred and common stock will receive any distributions of funds or assets, and neither the Plan for Orderly Shutdown nor the Plan of Liquidation and Dissolution contemplates any such distributions.

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

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The Company established the carrying values for its assets and liabilities as reflected in the consolidated statement of net liabilities in liquidation as of December 27, 1998, using estimates of the fair values of assets and settlement amounts of liabilities developed in March 1999 giving consideration to all information available at that time. The Company believes there is insufficient additional information presently available to determine whether a change to its estimate of the deficiency in the fair value of its assets as compared to the estimated settlement amounts for its liabilities is necessary. Accordingly, no refinement to this estimate was made in preparing the consolidated statement of net liabilities in liquidation as of September 26, 1999.


Organization and Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated net liabilities in liquidation as of September 26, 1999. Certain information and footnote disclosures normally included in financial statements prepared on the liquidation basis of accounting have been condensed or omitted in accordance with principles for interim period financial reporting on Form 10-Q, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities Exchange Commission on Form 10-K for the year ended December 27, 1998.

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

                            CALCOMP TECHNOLOGY, INC.
                          (In Process of Liquidation)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.  CONTINGENCIES

Legal
-----

  Kodak Litigation. On May 13, 1999, Eastman Kodak Company ("Kodak") filed suit
  -----------------
against the Company and Lockheed Martin (collectively, the "Defendants") in the Orange County Superior Court of the State of California claiming (i) compensatory damages as a result of the Defendants' alleged breaches of a joint development agreement between the Company and Kodak (the "Joint Development Agreement") and the covenant of good faith and fair dealing, and the Defendants' alleged negligent misrepresentation; (ii) compensatory and exemplary damages as a result of the Defendants' alleged fraud in inducing Kodak to believe that Lockheed Martin would support the Company and that the Company would remain a viable entity throughout the term of the Joint Development Agreement; and (iii) compensatory and exemplary damages as a result of Lockheed Martin's alleged intentional interference with the contract between the Company and Kodak. In each cause of action, Kodak is seeking compensatory damages in excess of $22 million. In addition, Kodak requests that (a) it be awarded a constructive trust over the $22 million in funds it contributed to the project and any property acquired therefrom; (b) the Defendants be required to provide an accounting of all funds provided to and expended by the Defendants with respect to the project; and (c) the court adjudge and declare the respective rights and duties of the parties under the Joint Development Agreement. The Company intends to defend itself vigorously. The Company has filed its answer to Kodak's complaint, and it has filed a cross-complaint against Kodak relating to Kodak's failure to make $5 million in milestone payments to the Company pursuant to the Joint Development Agreement. The Company's cross-complaint contains causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty. The parties have recently commenced discovery.

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


Liquidity and Capital Resources

  On January 14, 1999, the Board of Directors approved a Plan for Orderly Shutdown which has been substantially completed. On April 29, 1999, the Company's Board of Directors approved the Plan of Liquidation and Dissolution. For further information see "Note 1. Summary of Significant Accounting Policies- -Background and Summary of Significant Developments" of the Notes to Unaudited Consolidated Financial Statements in Part I which is incorporated herein by reference.

  During the nine months ended September 26, 1999, the Company's sources of cash consisted primarily of proceeds from the sale of its assets of $24.4 million, proceeds from the Secured Demand Loan and Subordinated Loan with Lockheed Martin of $31.7 million and collections from trade accounts receivable of $19.9 million.

  The Company's uses of cash during the nine months ended September 26, 1999, consisted primarily of salaries and related benefits of $31.9 million, administrative expenses during the liquidation period of $39.3 million, and commitment cancellation costs related to open purchase orders as of January 14, 1999, of $10.8 million.

  Pursuant to the Plan for Orderly Shutdown, the Company has sold substantially all of its assets except for intangible CrystalJet assets including, but not limited to, those sales described as follows: On February 1, 1999, the Company, through certain domestic and foreign subsidiaries, sold substantially all of the assets relating to its input device business to GTCO Corporation ("GTCO") for an aggregate of $6,500,000 in cash and the assumption by GTCO of certain liabilities relating to the input device business. On February 19, 1999, the Company sold its cutter business to WestComp Incorporated ("WestComp") for $600,000 in cash and the assumption by WestComp of certain liabilities relating to the cutter business. The asset sale to WestComp principally included the shares of CalComp Display Products N.V., a Belgian company and an indirect subsidiary of the Company, and the cutter related products held as inventory by the other subsidiaries of the Company. In connection with the sale, CalComp Technology Europe N.V. sold the principal facility of the cutter business, located in Gistel, Belgium, to an affiliate of WestComp at a purchase price of $924,000 on March 31, 1999. On March 24, 1999, the Company sold its non-CrystalJet consumables business (excluding the territories of Europe and Africa) to Budde International, Inc. for a purchase price of $833,000 in cash. On April 30, 1999, the Company sold the European and African supplies business to CalComp European Supplies Limited, a subsidiary of RES Holdings Limited, for a purchase price of $1,089,000 in cash. On April 1, 1999, the Company sold the assets and liabilities relating to its worldwide parts distribution business and its North American service business to CalGraph Technology Services, Inc., a wholly-owned subsidiary of Tekgraf Inc., for a purchase price of $400,000 in cash. On May 31, 1999, the Company sold all of its shares of Common Stock in NS CalComp Corporation to Oce N.V. for the net adjusted purchase price of $6,180,000 in cash. On August 5 and 6, 1999, the Company sold all of its tangible CrystalJet assets at auction and received net cash proceeds of $2,090,000.

  No assurances can be given that the proceeds from remaining asset sales (consisting solely of CrystalJet intellectual property) and funding from Lockheed Martin under the Loan Agreement will allow the Company to successfully complete the Plan for Orderly Shutdown and the Plan of Liquidation and Dissolution, in which case the Company may be forced to seek protection from its creditors under Federal Bankruptcy law or may become the subject of an involuntary bankruptcy proceeding.

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

  The Company established the carrying values for its assets and liabilities as reflected in the consolidated statement of net liabilities in liquidation as of December 27, 1998, using estimates of the fair values of assets and settlement amounts of liabilities developed in March 1999 giving consideration to all information available at that time. The Company believes there is insufficient additional information presently available to determine whether a change to its estimate of the deficiency in the fair value of its assets as compared to the estimated settlement amounts for its liabilities is necessary. Accordingly, no refinement to this estimate was made in preparing the consolidated statement of net liabilities in liquidation as of September 26, 1999.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits--The Following Exhibits Are Included Herein:

27     Financial Data Schedule

 (b) Reports on Form 8-K

     Reports on Form 8-K filed by the Company during the Company's fiscal quarter ended September 26, 1999 were as follows:

     Form 8-K dated August 6, 1999, reporting under Item 5 the Company's filing of a Certificate of Dissolution with the Delaware Secretary of State.

                            CALCOMP TECHNOLOGY, INC.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CALCOMP TECHNOLOGY, INC.
                                           (Registrant)


Date:   November 10, 1999                  /s/ JOHN P. BRINCKO

                                               John P. Brincko
                                            Chief Executive Officer
                                         (Principal Financial Officer)